Form 10-Q
period 2011-06-30
NBCUniversal Media, LLC
filed 2011-08-03
CIK 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number 333-174175

NBCUniversal Media, LLC

(Exact name of registrant as specified in its charter)

Delaware	14-1682529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Rockefeller Plaza
New York, New York	10112-0015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 664-4444

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☒       Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practical date: Not applicable

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010 (Unaudited)	2
	Condensed Consolidated Statement of Income for the Three Months Ended June 30, 2011 and 2010 and the Periods Ended June 30, 2011, January 28, 2011 and the Six Months Ended June 30, 2010 (Unaudited)	3
	Condensed Consolidated Statement of Comprehensive Income for the Three Months Ended June 30, 2011 and 2010 and the Periods Ended June 30, 2011, January 28, 2011 and the Six Months Ended June 30, 2010 (Unaudited)	5
	Condensed Consolidated Statement of Cash Flows for the Periods Ended June 30, 2011 and January 28, 2011 and the Six Months Ended June 30, 2010 (Unaudited)	6
	Condensed Consolidated Statement of Changes in Equity for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 4.	Controls and Procedures	45
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 6.	Exhibits	46
SIGNATURES		47

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2011. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to NBCUniversal Media, LLC and its consolidated subsidiaries as “NBCUniversal,” “we,” “us” and “our.”

You should carefully review the information contained in this Quarterly Report and particularly consider any risk factors set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “believes,” “estimates,” “potential,” or “continue,” or the negative of those words, and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks outlined below and in other reports we file with the SEC. Actual events or our actual results may differ materially from any of our forward-looking statements. We undertake no obligation to update any forward-looking statements.

Our businesses may be affected by, among other things, the following:

•

Our success depends on consumer acceptance of our content, which is difficult to predict, and our results of operations may be adversely affected if our content fails to achieve sufficient consumer acceptance or our cost to acquire content increase

•	Our businesses operate in highly competitive industries and increased competitive pressures may reduce our revenue or increase our costs

•

Changes in technology, distribution platforms and consumer behavior may adversely affect our ability to remain competitive and may adversely affect our business, results of operations or financial condition

•	A decline in advertising expenditures or changes in advertising markets could negatively impact our results of operations

•	Sales of DVDs have been declining, which may adversely affect our results of operations and growth prospects

•

The loss of our programming distribution or network affiliation agreements, or the renewal of these agreements on less favorable terms, could materially adversely affect our business, financial condition and results of operations

•	The loss of key management personnel or popular on-air and creative talent could have a negative impact on our business

•	Our business depends on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others

•	We are subject to regulation by federal, state, local and foreign authorities, which may impose additional costs and restrictions on our businesses

•

The failure or destruction of key properties, such as our production studios, the satellites and facilities that we depend on to distribute our television programming and our theme parks, or our information systems and other technology that support our businesses, could adversely affect our business, financial condition and results of operations

•	Labor disputes, whether involving our own employees or sports leagues, may disrupt our operations and adversely affect our results of operations

•	We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate

•	We face risks arising from the outcome of various litigation matters

•	We face risks relating to doing business internationally that could adversely affect our business, financial condition and results of operations

•	Weak economic conditions may have a negative impact on our results of operations and financial condition

•	Acquisition and other strategic transactions also present various risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction

•	We are subject to various risks as a result of the Joint Venture Transaction, which are described in our Registration Statement on Form S-4 filed with the SEC on July 12, 2011

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

	Successor	Predecessor
(in millions, except share data)	June 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$1,121	$1,084
Short-term loans to GE, net	—	8,072
Receivables, net	3,150	2,163
Programming rights	955	533
Other current assets	333	411
Total current assets	5,559	12,263
Film and television costs	5,106	3,890
Investments	4,018	1,723
Noncurrent receivables, net	847	782
Property and equipment, net	2,114	1,835
Goodwill	14,524	19,243
Intangible assets, net	14,953	2,552
Other noncurrent assets	108	136
Total assets	$47,229	$42,424

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,223	$2,536
Accrued participations and residuals	1,235	1,291
Program obligations	575	422
Deferred revenue	628	500
Total current liabilities	5,661	4,749
Long-term debt, less current portion	9,148	9,090
Related party borrowings	—	816
Accrued participations, residuals and program obligations	802	639
Deferred income taxes	89	2,303
Deferred revenue	386	395
Other noncurrent liabilities	1,917	615
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	144	—
NBCUniversal member’s and stockholders’ equity:
Common stock, $0.01 par value per share, authorized 2,000 and issued 1,000	—	—
Additional paid-in capital	—	23,592
Member’s capital	28,852	—
Retained earnings	—	320
Accumulated other comprehensive income (loss)	(1)	(13)
Total NBCUniversal member’s and stockholders’ equity	28,851	23,899
Noncontrolling interests	231	(82)
Total member’s and stockholders’ equity	29,082	23,817
Total liabilities and member’s and stockholders’ equity	$47,229	$42,424

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

	Successor	Predecessor
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Revenue	$5,179	$3,702
Costs and Expenses:
Operating costs and expenses	4,178	2,955
Depreciation	71	78
Amortization	183	24
	4,432	3,057
Operating income	747	645
Other Income (Expense):
Equity in income of investees, net	111	66
Interest expense	(97)	(63)
Interest income	4	16
Other income (expense), net	(27)	(30)
	(9)	(11)
Income (loss) before income taxes and noncontrolling interests	738	634
(Provision) benefit for income taxes	(70)	(215)
Net income (loss) before noncontrolling interests	668	419
Net (income) loss attributable to noncontrolling interests	(42)	(12)

Net income (loss) attributable to NBCUniversal	$626	$407

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2010
Revenue	$8,090	$1,206	$7,980
Costs and Expenses:
Operating costs and expenses	6,697	1,171	6,984
Depreciation	118	19	134
Amortization	323	8	50
	7,138	1,198	7,168
Operating income	952	8	812
Other Income (Expense):
Equity in income of investees, net	147	25	104
Interest expense	(164)	(37)	(93)
Interest income	7	4	28
Other income (expense), net	(43)	(29)	(42)
	(53)	(37)	(3)
Income (loss) before income taxes and noncontrolling interests	899	(29)	809
(Provision) benefit for income taxes	(93)	4	(274)
Net income (loss) before noncontrolling interests	806	(25)	535
Net (income) loss attributable to noncontrolling interests	(86)	2	(23)

Net income (loss) attributable to NBCUniversal	$720	$(23)	$512

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Successor	Predecessor
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Net income (loss) before noncontrolling interests	$668	$419
Derivative financial instruments, net	(2)	4
Employee benefit obligations, net	(5)	(1)
Currency translation adjustments	3	(28)
Comprehensive income	664	394
Net (income) loss attributable to noncontrolling interests	(42)	(12)
Comprehensive income attributable to NBCUniversal	$622	$382

	Successor	Predecessor
(in millions)	For The Period January 29, 2011 to June 30, 2011	For The Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2010
Net income (loss) before noncontrolling interests	$806	$(25)	$535
Derivative financial instruments, net	(2)	(2)	10
Employee benefit obligations, net	(5)	4	(1)
Currency translation adjustments	6	1	(36)
Comprehensive income	805	(22)	508
Net (income) loss attributable to noncontrolling interests	(86)	2	(23)
Comprehensive income attributable to NBCUniversal	$719	$(20)	$485

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2010
Net cash provided by (used in) operating activities	$1,020	$(629)	$565
Investing Activities
Capital expenditures	(165)	(16)	(161)
Proceeds from sale (purchases of) investments and other assets	82	331	(2)
Net cash provided by (used in) investing activities	(83)	315	(163)
Financing Activities
Proceeds from third-party borrowings	—	—	3,994
Repayments of third-party borrowings	(2)	—	(1,671)
Decrease in short-term loans to GE, net	—	8,072	(1,673)
Dividends paid	(78)	(8,041)	(1,014)
Distributions to member	(151)	—	—
Repurchase of preferred stock interest	—	(332)	—
Contributions from noncontrolling interests	2	1	5
Distributions to noncontrolling interests	(95)	—	(17)
Net cash provided by (used in) financing activities	(324)	(300)	(376)
Increase (decrease) in cash and cash equivalents	613	(614)	26
Cash and cash equivalents, beginning of period	508	1,084	197
Cash and cash equivalents, end of period	$1,121	$470	$223

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

Predecessor (in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
Balance, January 1, 2010	$—	$23,592	$509	$(6)	$10	$24,105
Dividends declared			(1,014)			(1,014)
Distributions to noncontrolling interests, net					(12)	(12)
Other			(67)		(99)	(166)
Other comprehensive income (loss)				(27)		(27)
Net income (loss)	—	—	512		23	535
Balance, June 30, 2010	$—	$23,592	$(60)	$(33)	$(78)	$23,421

Balance, January 1, 2011	$—	$23,592	$320	$(13)	$(82)	$23,817
Noncash compensation		48				48
Dividends declared		(7,846)	(297)			(8,143)
Other		(331)			2	(329)
Other comprehensive income (loss)				3		3
Net income (loss)			(23)		(2)	(25)
Balance, January 28, 2011	$—	$15,463	$—	$(10)	$(82)	$15,371

Successor (in millions)	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Member’s equity, remeasured at January 28, 2011	$24,076	$—	$188	$24,264
Contribution of Comcast Content Business	4,375	—	57	4,432
Total member’s equity at January 28, 2011	28,451	—	245	28,696
Noncash compensation	13			13
Dividends declared	(151)			(151)
Distributions to noncontrolling interests, net			(93)	(93)
Other	(181)		1	(180)
Other comprehensive income (loss)		(1)		(1)
Net income (loss)	720		78	798
Balance, June 30, 2011	$28,852	$(1)	$231	$29,082

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Business Description and Basis of Presentation

Our Business

On January 28, 2011, Comcast Corporation (“Comcast”) closed its transaction (the “Joint Venture Transaction”) with General Electric Company (“GE”) to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). Comcast now controls and owns 51% of NBCUniversal Holdings and GE owns the remaining 49%. As part of the Joint Venture Transaction, NBCUniversal, Inc. (our “Predecessor”) was converted into a Delaware limited liability company named NBCUniversal Media, LLC (“NBCUniversal”), which is a wholly owned subsidiary of NBCUniversal Holdings. Comcast contributed to NBCUniversal its national cable programming networks, including E!, Golf Channel, G4, Style and VERSUS, its regional sports and news networks, consisting of ten regional sports networks and three regional news channels, certain of its Internet businesses, including DailyCandy and Fandango, and other related assets (the “Comcast Content Business”). In addition to contributing the Comcast Content Business, Comcast also made a cash payment to GE of $6.2 billion, which included transaction-related costs. See Note 4 for additional information on the Joint Venture Transaction.

Following the closing of the Joint Venture Transaction, we present our operations in the following four reportable segments.

•

Cable Networks: Our Cable Networks segment consists primarily of our national cable entertainment networks (USA Network, Syfy, E!, Bravo, Oxygen, Style, G4, Chiller, Sleuth and Universal HD); our national news and information networks (CNBC, MSNBC and CNBC World); our national cable sports networks (Golf Channel and VERSUS); our regional sports and news networks; our international entertainment and news and information networks (including CNBC Europe, CNBC Asia and our Universal Networks International portfolio of networks); our cable television production operations; and certain digital media properties consisting primarily of brand-aligned websites and other websites, such as DailyCandy, Fandango and iVillage.

•

Broadcast Television: Our Broadcast Television segment consists of our U.S. broadcast networks NBC and Telemundo; our 10 NBC and 15 Telemundo owned local television stations; our television production operations; and our related digital media properties, which consist primarily of brand-aligned websites.

•

Filmed Entertainment: Our Filmed Entertainment segment consists of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment and stage plays worldwide in various media formats for theatrical, home entertainment, television and other distribution platforms.

•

Theme Parks: Our Theme Parks segment consists primarily of our Universal Studios Hollywood theme park, our Wet ‘n Wild water park, and fees from intellectual property licenses and other services from third parties that own and operate Universal Studios Japan and Universal Studios Singapore. Through June 30, 2011, we held a 50% equity interest in, and received special and other fees from, Universal City Development Partners (“UCDP”), which owns Universal Studios Florida and Universal’s Islands of Adventure. On July 1, 2011, we completed the acquisition of the remaining 50% equity interest in UCDP for $1.025 billion, subject to various purchase price adjustments. As a result, UCDP is now a wholly owned consolidated subsidiary.

Our headquarters are located in New York, New York, with operations throughout North America, Europe, South America and Asia.

Basis of Presentation

We have prepared these unaudited condensed consolidated financial statements based on Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These financial statements include all adjustments that are necessary for a fair presentation of our consolidated results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. Transactions between NBCUniversal and Comcast, GE, Vivendi S.A. (“Vivendi”), their affiliates and other associated companies are reflected in these condensed consolidated financial statements and disclosed as related party transactions when material. We also evaluated events or transactions that occurred after the balance sheet date through the issuance date of these condensed consolidated financial statements to determine if financial statement recognition or additional disclosure is required. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year.

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our annual consolidated financial statements for the preceding fiscal year as filed with the SEC in our Registration Statement on Form S-4 on July 12, 2011.

As a result of the change in control of our company, Comcast has applied the acquisition method of accounting with respect to the assets and liabilities of the acquired NBCUniversal businesses (“our existing businesses”), which have been remeasured to fair value as of the date of the Joint Venture Transaction. Such fair values have been reflected in our financial statements following the “push down method of accounting.” Our condensed consolidated financial statements for periods following the close of the Joint Venture Transaction are labeled “Successor” and reflect both the push down of Comcast’s basis of accounting in the new fair values of the assets and liabilities of our existing businesses, and consolidation of the Comcast Content Business at historical cost. All periods prior to the closing of the Joint Venture Transaction reflect the historical accounting basis in our assets and liabilities and are labeled “Predecessor.” Our condensed consolidated financial statements and footnotes include a black line division, which appears between the columns titled Predecessor and Successor, which signifies that the amounts shown for the periods prior to and following the Joint Venture Transaction are not comparable. See Note 4 for additional information on the Joint Venture Transaction.

Note 2: Significant Accounting Policies

The accounting policies described below are significant to our business as a result of the Joint Venture Transaction. See Note 2 in our annual consolidated financial statements as filed in our Registration Statement on Form S-4 for information on our other significant accounting policies.

Use of Estimates

In connection with the Joint Venture Transaction, Comcast has performed a preliminary allocation of purchase price to the assets and liabilities it acquired using preliminary estimates. The estimates are subject to change as discussed in Note 4. Estimates are also used when accounting for various items, including capitalized film and television costs, amortization of owned and acquired programming, participation and residual payments, and estimates of DVD returns and customer incentives. Actual results could differ from those estimates.

Pension and Other Postretirement Benefits

Upon the closing of the Joint Venture Transaction, we adopted a new platform of employee benefit plans, including qualified and nonqualified defined benefit pension plans and other postretirement plans, such as medical and life insurance plans. Our new defined benefit pension plans are currently unfunded noncontributory plans covering the majority of our employees and executives. We intend to fund the qualified defined benefit plan (the “qualified plan”) within eighteen months, and we fund our nonqualified defined benefit plan (the “nonqualified plan”) on a pay-as-you-go basis. Pension and other postretirement benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Our qualified defined benefit plan is now closed to new participants. The expense we recognize related to our benefit plans is determined using certain assumptions, including the expected long-term rate of return, discount rate and rate of compensation increases, among others. We recognize the funded or unfunded status of our defined benefit and other postretirement plans (other than a multiemployer plan) as an asset or liability in our consolidated balance sheet and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss). Obligations to reimburse Comcast or GE for specified employee benefits relating to participation in benefit plans administered by Comcast or GE are recorded as liabilities in our consolidated balance sheet and disclosed as amounts due to related parties in Note 5 to our condensed consolidated financial statements.

Note 3: Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to the presentation of comprehensive income. The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in equity. The updated guidance is effective beginning in the first quarter of 2012. We have early adopted the provisions of this guidance beginning in the second quarter of 2011 and have applied the presentation changes retrospectively to all periods presented in our condensed consolidated financial statements.

Note 4: Acquisitions and Dispositions

Joint Venture Transaction

On January 28, 2011, Comcast and GE closed the Joint Venture Transaction, which among other things, converted our company into a Delaware limited liability company that became a wholly owned subsidiary of NBCUniversal Holdings. NBCUniversal comprises our existing businesses and the Comcast Content Business, and is indirectly owned 51% by Comcast and 49% by GE. In addition to contributing the Comcast Content Business to NBCUniversal, Comcast made a cash payment to GE of $6.2 billion, which included various transaction-related costs. Comcast also agreed to share with GE certain tax benefits, as they are realized, related to the form and structure of the Joint Venture Transaction. These payments to GE are contingent on Comcast realizing tax benefits in the future and are accounted for as contingent consideration by Comcast. The fair value of these future payments at January 28, 2011 was $639 million.

In connection with the Joint Venture Transaction, during 2010 we issued $9.1 billion of senior debt securities with maturities ranging from 2014 to 2041 (the “2010 Senior Notes”) and used $1.7 billion of the proceeds to repay existing indebtedness. Prior to the closing, we also distributed approximately $7.4 billion to GE. In addition, on January 26, 2011, GE purchased Vivendi’s remaining interest in our Predecessor company for $3.673 billion and made an additional payment of $222 million related to previously purchased shares.

Redemption Provisions

Comcast and GE have entered into an operating agreement, which provides for Comcast’s management and control of NBCUniversal through its control of NBCUniversal Holdings. Under the terms of the operating agreement, during the six-month period beginning July 28, 2014, GE has the right to cause NBCUniversal Holdings to redeem, in cash, half of GE’s interest in NBCUniversal Holdings, and Comcast would have the immediate right to purchase the remainder of GE’s interest. If, however, Comcast elects not to exercise this right, during the six month period beginning January 28, 2018, GE has the right to cause NBCUniversal Holdings to redeem GE’s remaining interest, if any. If GE does not exercise its first redemption right, during the six month period beginning January 28, 2016, Comcast has the right to purchase half of GE’s interest in NBCUniversal Holdings, and during the six-month period beginning January 28, 2019, Comcast has the right to purchase GE’s remaining interest, if any, in NBCUniversal Holdings. The purchase price to be paid in connection with any purchase or redemption described in this paragraph will be equal to the ownership percentage being acquired multiplied by an amount equal to 120% of the fully distributed public market trading value of NBCUniversal Holdings (determined pursuant to an appraisal process if NBCUniversal Holdings is not then publicly traded), less 50% of an amount (not less than zero) equal to the excess of 120% of the fully distributed public market trading value over $28.4 billion. Subject to various limitations, Comcast is committed to fund up to $2.875 billion in cash or Comcast common stock for each of the two redemptions (up to an aggregate of $5.75 billion) to the extent that NBCUniversal Holdings cannot fund the redemptions, with amounts not used in the first redemption to be available for the second redemption.

Until July 28, 2014, GE may not directly or indirectly transfer its interest in NBCUniversal Holdings. Thereafter, GE may transfer its interests to a third party, subject to Comcast’s right of first offer. The right of first offer would permit Comcast to purchase all, but not less than all, of the interests proposed to be transferred. In the event that GE makes a registration request in accordance with certain registration rights that are granted to it under the operating agreement, Comcast will have the right to purchase, for cash at the market value (determined pursuant to an appraisal process if NBCUniversal Holdings is not then publicly traded), all of GE’s interest in NBCUniversal Holdings that GE is seeking to register.

Tax Matters

We converted into a Delaware limited liability company as of the closing of the Joint Venture Transaction. For U.S. federal income tax purposes, we are disregarded as an entity separate from NBCUniversal Holdings, which is a tax partnership. Accordingly, we will not incur any current or deferred U.S. federal income taxes. We will, however, continue to incur current and deferred income taxes in a limited number of states and our foreign subsidiaries will continue to incur current and deferred foreign income taxes.

GE and Comcast have indemnified NBCUniversal Holdings and us with respect to our income tax obligations attributable to periods prior to the closing of the Joint Venture Transaction. All deferred income taxes relating to U.S. federal tax matters have been retained by GE and Comcast, as applicable, and as a result, no deferred tax assets and liabilities related to U.S federal tax matters are included in our Successor condensed consolidated balance sheet.

Preliminary Allocation of Purchase Price

Due to the change in control of our company, Comcast has applied the acquisition method of accounting with respect to the assets and liabilities of our existing businesses, which have been remeasured to fair value as of the date of the Joint Venture Transaction. Such fair values have been reflected in our financial statements following the “push down method of accounting.”

We remeasured the assets and liabilities of our existing businesses to their estimated fair value as of January 28, 2011, primarily using Level 3 inputs (see Note 11 for an explanation of Level 3 inputs). Estimates of fair value require a complex series of judgments about future events and uncertainties. The estimates and assumptions used to determine the preliminary estimated fair value assigned to each class of assets and liabilities, as well as asset lives, have a material impact to our consolidated financial statements. To assist in this process, third-party valuation specialists were engaged to assist in the valuation of these assets and liabilities.

The assets and liabilities of the Comcast Content Business have been recorded at its historical or carry-over basis, and as a result, are not included in the assets and liabilities acquired presented in the preliminary allocation of purchase price below.

The tables below present the preliminary fair value of the consideration transferred and the preliminary allocation of purchase price to the assets and liabilities acquired as a result of the Joint Venture Transaction. The estimated values are not yet final and are subject to change, and the changes could be significant. We will finalize the amounts recognized as soon as possible as we obtain the information necessary to complete the analysis, but no later than one year from the date of the Joint Venture Transaction.

Consideration Transferred

(in millions)
Cash	$6,127
Fair value of 49% interest in Comcast Content Business	4,278
Fair value of contingent consideration	639
Fair value of redeemable noncontrolling interest associated with net assets of our existing businesses	13,032
$24,076

Preliminary Allocation of Purchase Price

(in millions)
Film and television costs(a)	$5,126
Investments	3,848
Property and equipment	1,932
Intangible assets	14,376
Working capital(b)	(1,241)
Long-term debt	(9,115)
Deferred income tax liabilities	(69)
Deferred revenue	(919)
Other noncurrent assets and liabilities(c)	(1,629)
Noncontrolling interests	(188)
Fair value of identifiable net assets acquired	12,121
Goodwill	11,955
$24,076

(a)	Includes film and television costs and acquired programming rights.

(b)	Includes cash and cash equivalents, receivables, net, other current assets, accounts payable and accrued liabilities and accrued participations, residuals and program obligations.

(c)	Includes accrued participations, residuals and program obligations, employee benefit obligations and contractual obligations.

The significant fair value adjustments included in the preliminary allocation of purchase price are discussed below.

Film and Television Costs and Acquired Programming Rights

Film and television costs consist of preliminary estimates of fair value for released films and television series; completed, not released theatrical films; and television series and theatrical films in-production and in-development. Released theatrical films and television series and completed, not released theatrical films were valued using a multiperiod cash flow model, a form of the income approach. This measure of fair value requires considerable judgments about the timing of cash flows and distribution patterns. Television series and theatrical films in-production and in-development are valued at historical cost. Acquired programming rights were adjusted to market rates using undiscounted cash flows and market assumptions, when available.

Investments

The preliminary estimates of fair value for significant investments in non-public investees were determined using the income approach. The difference, if any, between the preliminary fair value and our proportionate share of the investees’ historical basis is amortized to equity in income of investees, net in our consolidated statement of income over a period not to exceed 20 years for intangible assets and 30 years for depreciable assets.

Property and Equipment

The preliminary estimated fair value of acquired property and equipment was primarily determined using a market approach for land, and a replacement cost approach for depreciable property and equipment. The market approach for land assets represents a sales comparison that measures the value of an asset through an analysis of sales and offerings of comparable property. The replacement cost approach used for depreciable property and equipment measures the value of an asset by estimating the cost to acquire or construct comparable assets and adjusts for age and condition of the asset.

Intangible Assets

Intangible assets primarily consist of our preliminary estimates of fair value for finite-lived relationships with advertisers and multichannel video providers, each with an estimated useful life not to exceed 20 years, and indefinite-lived trade names and Federal Communication Commission (“FCC”) licenses.

Relationships with advertisers and multichannel video providers were valued using a multiperiod cash flow model, a form of the income approach. This measure of fair value requires considerable judgments about future events, including contract renewal estimates, attrition and technology changes. Because the allocation of purchase price reflects Comcast’s push down basis in our assets and liabilities, we have not attributed any fair value to our multichannel video provider relationships with Comcast. See Note 5 for additional information on our related party transactions with Comcast.

Trade names were valued using the relief-from-royalty method, a form of the income approach. This measure of fair value requires considerable judgment about the value a market participant would be willing to pay in order to achieve the benefits associated with the trade name.

FCC licenses were valued using the Greenfield method, a form of the income approach. This measure of fair value captures the future income potential assuming the license is used by a hypothetical start-up operation.

Deferred Income Taxes

The deferred income tax liabilities in the above table represent state and foreign deferred tax assets and liabilities associated with the fair values of our assets and liabilities and certain state and international deferred tax liabilities that we retained. See Note 14 for additional information on our conversion to a limited liability company and the impact on our U.S. federal tax obligations.

Guarantees and Other Obligations

Contractual obligations were adjusted to market rates using a combination of discounted cash flows or market assumptions, when available. Other noncurrent assets and liabilities in the table above include a guarantee liability of $350 million related to certain consolidated assets that serve as collateral for a debt obligation of an equity method investment. See Note 7 for discussion of our variable interest in Station Venture Holdings, LLC (“Station Venture”).

Employee Benefit Related Obligations

We have recorded estimated liabilities associated with our employee benefit obligations based upon actuarial estimates and assumptions. We have agreed to reimburse GE for amounts associated with employee benefit and insurance programs, for which GE has agreed to continue to provide benefits after the closing of the Joint Venture Transaction. Additionally, we adopted a platform of new employee benefit plans as of January 28, 2011. See Note 12 for additional information on our newly adopted pension and postretirement plans, the underlying actuarial assumptions utilized and the related obligations as of June 30, 2011.

Goodwill

Goodwill consists primarily of intangible assets that do not qualify for separate recognition, including assembled workforce, noncontractual relationships and agreements between us and Comcast. Because the allocation of purchase price and estimated values of identifiable assets and liabilities are not yet final, the amount of total goodwill is not yet final and is subject to change.

Contribution of Comcast Content Business

The following assets and liabilities of the Comcast Content Business were consolidated by us at its historical or carry-over basis as of January 28, 2011.

(in millions)
Assets
Total current assets	$769
Programming costs and rights	493
Investments	274
Property and equipment, net	167
Goodwill	2,565
Other intangible assets, net	874
Other noncurrent assets	10
Total assets	$5,152

Liabilities
Total current liabilities	$353
Capital leases, less current portion	15
Other noncurrent liabilities	216
Total liabilities	$584
Redeemable noncontrolling interests	$136

Transaction-Related Expenses

In connection with the Joint Venture Transaction, we have incurred incremental transition and integration expenses. Additionally, included in our condensed consolidated statement of income are severance, retention and accelerated share-based compensation expenses incurred as a result of the Joint Venture Transaction of $12 million for the three months ended June 30, 2011, $67 million for the period from January 29, 2011 through June 30, 2011 and $49 million for the period from January 1, 2011 through January 28, 2011.

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the Joint Venture Transaction occurred on January 1, 2010. This information is based on historical results of operations, adjusted for allocation of purchase price, and other transaction-related adjustments, and is not necessarily indicative of what our results of operations would have been had the Joint Venture Transaction occurred on January 1, 2010. No pro forma adjustments have been made for our incremental transition and integration expenses.

	Actual	Pro Forma	Pro Forma
	Three Months Ended		Six Months Ended
(in millions)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue	$5,179	$4,421	$9,527	$9,337
Net income (loss) before noncontrolling interests	$668	$525	$764	$483
Net income (loss) attributable to NBCUniversal	$626	$494	$671	$403

Other Acquisitions and Dispositions

On January 24, 2011, we signed an agreement to sell an independent Spanish language television station that we owned and operated. In connection with this agreement, we recorded a goodwill impairment charge of approximately $27 million, which is included in other income (loss) in our condensed consolidated statement of income for the period ended January 28, 2011. The station was placed in a divestiture trust on January 28, 2011 and was sold in July 2011.

Note 5: Related Party Transactions

Transactions with Comcast and Affiliates

Following the Joint Venture Transaction, we now report transactions with Comcast, our new parent, and its affiliates as related party transactions. The table below presents amounts due to and due from Comcast and its affiliates, as of June 30, 2011.

Successor
(in millions)	June 30, 2011
Amounts due from Comcast and affiliates
Receivables, net	$200
Amounts due to Comcast and affiliates
Accounts payable and accrued liabilities	$174

Receivables, net primarily consists of subscriber fees owed by Comcast to us. Accounts payable and accrued liabilities primarily consists of transaction-related costs owed to Comcast, as well as amounts owed related to the participation of our employees in Comcast benefit plans.

Services Provided by and to Comcast

The table below presents transactions with Comcast and its affiliates following the closing of the Joint Venture Transaction.

	Successor
(in millions)	Three Months Ended June 30, 2011	For the Period January 29, 2011 to June 30, 2011
Revenue	$288	$483
Operating costs and expenses	$(16)	$(32)

Revenue with Comcast includes revenue generated from the distribution of our content by Comcast and its affiliates. Operating costs and expenses primarily relate to support services provided by Comcast to us. In connection with the closing of the Joint Venture Transaction, Comcast and NBCUniversal Holdings entered into a services agreement to provide each other and any subsidiaries with certain administrative, human resource, information technology and other support services and certain facilities. Charges for these services are intended for the provider to fully recover the service costs incurred.

In addition to the transactions disclosed above, our employees began participating in certain Comcast benefit plans since the closing of the Joint Venture Transaction. See Note 12 for additional information.

Transactions with GE and Affiliates

The table below presents amounts due to and due from GE and its affiliates, which are included in our condensed consolidated balance sheet.

	Successor	Predecessor
(in millions)	June 30, 2011	December 31, 2010
Amounts due from GE and affiliates
Receivables, net	$228	$76
Short-term loans to GE, net	$—	$8,072
Amounts due to GE and affiliates
Accounts payable and accrued liabilities	$844	$561

Receivables, net primarily relates to our monetization programs with GE and GE affiliates. See Note 16 for further information. Short-term loans to GE, net primarily represents our cash on deposit with GE, including the proceeds from our 2010 Senior Notes in excess of those used to repay our existing debt obligations. All intercompany loans with GE were settled upon closing of the Joint Venture Transaction.

Accounts payable and accrued liabilities primarily relates to cash collected on trade receivables to be paid to GE under our monetization programs, employee benefit related obligations and payments for other services provided by GE. See Note 12 for additional information on our participation in GE benefit plans. Also included are transaction and financing costs associated with the issuance of our 2010 Senior Notes that will be reimbursed to GE within one year of the closing of the Joint Venture Transaction.

Services Provided by and to GE

The table below presents related party transactions with GE and its affiliates for services rendered.

	Successor	Predecessor
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Revenue	$23	$8
Operating costs and expenses	$(17)	$(57)
Other income (expense)	$(8)	$(21)

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2010
Revenue	$38	$4	$64
Operating costs and expenses	$(30)	$(19)	$(114)
Other income (expense)	$(16)	$(1)	$(44)

Revenue primarily relates to media advertising sales to GE and its affiliates. Operating costs and expenses in the Predecessor periods primarily relate to the allocation of corporate overhead from GE for services that GE provided to us, but which were not specifically billed to us, such as public relations, investor relations, treasury and internal audit services. Also included within operating costs and expenses for all periods are share-based compensation expenses related to certain of our employees (and, in limited circumstances, selected consultants, advisors and independent contractors) who participated, or continue to participate, in GE’s share-based compensation plans. See Note 13 for additional information. We also incur rent expense for the use of studio and office space in 30 Rockefeller Plaza and studio and office space leased by CNBC, as well as lease expense for a variety of equipment under operating leases with affiliates of GE. Other income (expense) in the Predecessor periods primarily represents interest expense related to Station Venture and its $816 million note due to General Electric Capital Corporation, a subsidiary of GE. See Note 7 for additional information on Station Venture. For all periods presented, we also recorded a gain (loss) on sale related to our receivables monetization programs with GE and its affiliates. See Note 16 for additional information.

Other Transactions with GE

In addition to the transactions described above, we also incur expense related to the participation of our employees in a number of employee benefit plans sponsored or managed by GE. See Note 12 for additional information.

GE also reimburses us for fees paid on its behalf to the NFL for the rights to market and produce goods and services to the NFL and its member teams in connection with our contract to produce and broadcast various regular season, playoff, Pro Bowl and Super Bowl games, which is recorded as an offset to programming costs.

During the period ended January 28, 2011, we disposed of a cost method investment in an affiliate of GE and also redeemed our preferred stock in one of our subsidiaries. The loss on disposal related to these transactions was not material.

Other Related Party Transactions

The table below presents amounts due to and due from other related parties, which are included in our condensed consolidated balance sheet.

	Successor	Predecessor
(in millions)	June 30, 2011	December 31, 2010
Amounts due from other related parties	$84	$75
Amounts due to other related parties	$9	$32

Amounts due from other related parties primarily relates to amounts owed resulting from the revenue activities described below. Amounts due to other related parties primarily represents cash collected on behalf of other related parties. Operating costs and expenses associated with other related parties were not material for all periods presented.

	Successor	Predecessor
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Revenue	$51	$40

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2010
Revenue	$81	$22	$111

Revenue in our Predecessor company primarily relates to activities with affiliates of Vivendi, including management, co-production, rent, licensing and distribution, which are conducted and settled in the normal course of business. In connection with the Joint Venture Transaction, GE purchased Vivendi’s remaining interest in our company and, as a result, we do not consider Vivendi a related party as of January 28, 2011.

We also provide management services for certain of our equity method investments in exchange for a fee. Additionally, we receive license and other fees from certain pay television channels, digital media investments and certain of our associated companies in exchange for content or the right to use certain of our intellectual property.

Note 6: Film and Television Costs

	Successor	Predecessor
(in millions)	June 30, 2011	December 31, 2010
Film Costs:
Released, less amortization	$1,761	$1,175
Completed, not released	97	345
In-production and in-development	1,095	979
	2,953	2,499

Television Costs:
Released, less amortization	1,114	887
Completed, not released	—	1
In-production and in-development	223	130
	1,337	1,018
Programming rights, less amortization	1,771	906
	6,061	4,423
Less: Current portion of programming rights	955	533
Film and television costs	$5,106	$3,890

As of June 30, 2011, acquired film and television libraries had remaining unamortized costs of $1.3 billion. Amortization of acquired film and television libraries, which is included in operating costs and expenses, totaled $47 million and $11 million for the three months ended June 30, 2011 and 2010, respectively, and $80 million, $4 million and $21 million for the periods ended June 30, 2011, January 28, 2011 and the six months ended June 30, 2010, respectively.

Note 7: Investments

	Successor	Predecessor
(in millions)	June 30, 2011	December 31, 2010
Available-for-sale securities	$21	$27
Equity method	3,860	1,348
Cost method	137	348
Investments	$4,018	$1,723

Our equity method investments were remeasured to fair value as of January 28, 2011 and primarily consist of our investments in A&E Television Networks, LLC, UCDP (see Note 19), The Weather Channel and MSNBC.com. The amortization of the basis difference arising from the adjustment to fair value included in equity income of investees, net in our condensed consolidated statement of income was $ 30 million for the period ended June 30, 2011. Equity method investments held by the Comcast Content Business were $ 274 million at June 30, 2011. During the period ended January 28, 2011, we sold a cost method investment in an affiliate of GE. See Note 4 for additional information.

Variable Interest Entities

Station Venture

We own a 79.62% equity interest and a 50% voting interest in Station Venture, a variable interest entity. The remaining equity interests in Station Venture are held by LIN TV, Corp. (“LIN TV”). Station Venture holds an indirect interest in the NBC Network affiliated local television stations in Dallas, Texas and San Diego, California through its ownership interests in Station Venture Operations, LP (“Station LP”), a less than wholly owned subsidiary that we consolidate. Station Venture is the obligor on an $816 million senior secured note that is due in 2023 to General Electric Capital Corporation, a subsidiary of GE, as servicer. The note is non-recourse to us, guaranteed by LIN TV and collateralized by substantially all of the assets of Station Venture and Station LP.

In January 2010, upon adoption of amended guidance related to the consolidation of variable interest entities, we included Station Venture in our consolidated financial statements. We recorded $4 million, $17 million and $33 million of interest expense incurred by Station Venture, for the period ended January 28, 2011, three months ended June 30, 2010 and six months ended June 30, 2010, respectively, and also a corresponding noncontrolling interest representing LIN TV’s share of Station Venture’s interest expense for both periods. The senior secured note was classified as related party borrowings in our consolidated balance sheet as of December 31, 2010.

In connection with the closing of the Joint Venture Transaction, GE has indemnified us for all liabilities we may incur as a result of any credit support, risk of loss or similar arrangement related to the senior secured note in existence prior to the closing of the Joint Venture Transaction on January 28, 2011. Due to the change in circumstances, we are no longer the primary beneficiary of, and accordingly do not consolidate, Station Venture. Our equity method investment in Station Venture was assigned no value in the preliminary allocation of purchase price for the Joint Venture Transaction, which is also the carrying value of our investment as of June 30, 2011. Because the assets of Station LP serve as collateral for Station Venture’s $816 million senior secured note, we have recorded a $350 million liability in our preliminary allocation of purchase price, representing the fair value of this guarantee liability at January 28, 2011 as determined by the value of the assets that collateralize the note.

We do not hold any other variable interests that are material to our consolidated financial statements.

Note 8: Intangible Assets

		Successor		Predecessor
		June 30, 2011		December 31, 2010
(in millions)	Original useful life at June 30, 2011	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets	4-19 years	$14,059	$(2,206)	$1,162	$(818)
Indefinite-lived intangible assets	N/A	3,100		2,208
Total identifiable intangible assets		17,159	(2,206)	3,370	(818)
Total identifiable intangible assets, less accumulated amortization		$14,953		$2,552

Our finite-lived intangible assets primarily consist of our relationships with advertisers and multichannel video providers and our indefinite-lived intangible assets primarily consist of tradenames and FCC licenses.

Note 9: Long-Term Debt

As of June 30, 2011, our debt had an estimated fair value of $9.3 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

In June 2011, we amended our revolving credit facility to, among other things, increase the commitment under the facility to $1.5 billion from $750 million, reduce the interest rate payable under the facility and extend the maturity date to June 2016 from January 2014. On July 1, 2011, borrowings under the revolving credit facility were used to fund a portion of our acquisition of the remaining 50% equity interest in UCDP that we did not already own and to refinance a portion of UCDP’s existing term loan immediately following the acquisition. See Note 19 for additional information on the transaction and related borrowings.

Note 10: Derivative Financial Instruments

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in foreign exchange rates and interest rates. Our objective is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the derivatives used to economically hedge them. We do not engage in any speculative or leveraged derivative transactions. All derivative transactions must comply with the derivatives policy approved by Comcast’s Board of Directors. We use both nondesignated and designated derivative financial instruments, which are recorded in our consolidated balance sheet at fair value. Changes in the fair value of derivative financial instruments that are not designated as hedges and do not qualify for hedge accounting are recognized in income. We formally document, at inception of the hedging relationship, derivative financial instruments designated to hedge the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”) or the exposure to changes in cash flows of a forecasted transaction (“cash flow hedge”), and evaluate them for effectiveness at the time they are designated, as well as throughout the hedging period.

We manage our exposure to foreign exchange risk related to recognized balance sheet amounts in foreign currency and our foreign currency denominated production costs and rights, as well as international content-related revenue and royalties, by using foreign exchange contracts such as forward contracts and currency options. We hedge forecasted foreign currency transactions for periods generally not to exceed one year, although in certain circumstances, we may hedge a transaction not to exceed eighteen months.

We manage our exposure to fluctuations in interest rates by using derivative financial instruments such as interest rate exchange agreements (“swaps”). During the period ended June 30, 2011, we entered into a number of fixed to variable interest rate swap contracts to manage our exposure to the risks associated with changes in the fair value of certain of the 2010 Senior Notes. The maturities of these contracts range from 2014 to 2016, corresponding to the respective maturities of the underlying debt being hedged. We account for these swap contracts as fair value hedges, and changes in the fair value of these derivative financial instruments offset changes in the fair value of the underlying debt, and both are recorded in interest expense in our consolidated statement of income.

We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. We have agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparties’ credit ratings. As of June 30, 2011 and December 31, 2010, neither we nor any of the counterparties were required to post collateral under the terms of the agreements.

See Note 11 for additional information on the fair value measurements of our derivative financial instruments as of June 30, 2011 and December 31, 2010.

Cash Flow Hedges

Pretax Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income

	Successor	Predecessor
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Foreign Exchange Contracts
Deferred gain (loss) recognized	$(3)	$13
Deferred (gain) loss reclassified to income	1	(6)
Total change in accumulated other comprehensive income	$(2)	$7

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2010
Foreign Exchange Contracts
Deferred gain (loss) recognized	$(3)	$(3)	$22
Deferred (gain) loss reclassified to income	1	—	(6)
Total change in accumulated other comprehensive income	$(2)	$(3)	$16

For derivative financial instruments that are designated in a cash flow hedging relationship, the effective portion of the change in fair value is recorded to accumulated other comprehensive income (loss) and reclassified into income over the period in which the hedged item affects income. The income effects of the derivative financial instrument and the hedged item are reported in the same caption in our condensed consolidated statement of income. Gains and losses from the ineffectiveness of hedging relationships, and gains and losses as a result of the discontinuation of cash flow hedges for which it was probable that the originally forecasted transaction would no longer occur, were not material for any period. No amounts were excluded from the measure of effectiveness for any of the periods presented.

Nondesignated Derivative Financial Instruments

Amount of Gain (Loss) Recognized in Income

	Successor	Predecessor
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Foreign Exchange Contracts
Total gain (loss)	$5	$2

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2010
Foreign Exchange Contracts
Total gain (loss)	$(4)	$(10)	$4

Notional Principal Amounts of Our Derivative Financial Instruments Outstanding

	Successor	Predecessor
(in millions)	June 30, 2011	December 31, 2010
Instruments qualifying as accounting hedges:
Foreign exchange contracts	$69	$152
Interest rate swaps	750	—
Instruments other than accounting hedges:
Foreign exchange contracts	$1,215	$516

The notional principal amounts presented in the table above provide one measure of the activity related to a particular risk exposure but do not represent the amount of our exposure to credit loss or market loss, or reflect the gains or losses associated with the exposures and transactions that the foreign exchange contracts are intended to offset. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the derivative financial instruments.

Note 11: Fair Value Measurements

The accounting guidance related to financial assets and financial liabilities (“financial instruments”) establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). Level 1 consists of financial instruments whose values are based on quoted market prices for identical financial instruments in an active market. Level 2 consists of financial instruments that are valued using models or other valuation methodologies. These models use inputs that are observable in the marketplace either directly or indirectly. Level 3 consists of financial instruments whose values are determined using pricing models that use significant inputs that are primarily unobservable, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The majority of our derivatives portfolio is valued using internal models. The models use observable inputs, including interest rate curves and both forward and spot prices for foreign currencies. Derivative assets and liabilities included in Level 2 primarily represent interest rate swaps and foreign exchange contracts. See Note 10 for additional information on our derivative financial instruments.

Our financial instruments valued using Level 3 inputs consist of available-for-sale securities. These investments are initially recorded at cost and remeasured to fair value on a recurring basis at the end of each quarter using non-observable inputs, which include company-specific fundamentals and other third-party transactions. We did not incur any other-than-temporary impairments for any of the periods presented. The changes in our Level 3 financial instruments were not material for all periods presented.

Our financial instruments that are measured at fair value on a recurring basis are presented in the table below.

Recurring Fair Value Measures

	Fair value as of June 30, 2011				Fair value as of December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$—	$21	$21	$—	$—	$27	$27
Foreign exchange contracts	—	8	—	8	—	3	—	3
Interest rate swap agreements	—	18	—	18	—	—	—	—
	$—	$26	$21	$47	$—	$3	$27	$30
Liabilities
Foreign exchange contracts	$—	$18	$—	$18	$—	$7	$—	$7
	$—	$18	$—	$18	$—	$7	$—	$7

Note 12: Pension, Postretirement and Other Employee Benefit Plans

NBCUniversal Employee Benefit Plans

NBCUniversal’s nonqualified and qualified defined benefit plans provide a lifetime income benefit for eligible participants based on an individual’s length of service and related compensation. Our nonqualified plan gives credit to eligible participants for service provided prior to the close of the Joint Venture Transaction, to the extent that participants did not vest in GE’s supplemental pension plan sponsored by GE. We have also agreed to reimburse GE for amounts related to participants of the supplemental pension plan who were vested as of January 28, 2011. Our qualified plan does not give credit for prior service since GE assumed all obligations related to the vesting of employees in the GE primary pension plan upon the closing of the Joint Venture Transaction and this plan is closed to new participants.

Our new postretirement medical and life insurance benefit plans provide continued coverage to employees eligible to receive such benefits and give credit for service provided by the eligible participants prior to the closing of the Joint Venture Transaction. Certain covered employees also retain the right, upon retirement, to elect to participate in corresponding plans sponsored by GE. To the extent our employees make such elections, we will reimburse GE for any amounts due. We did not, however, assume any obligation for benefits due to employees who were retired at the closing of the Joint Venture Transaction and were eligible to receive benefits under GE’s postretirement medical and life insurance programs.

We fund the nonqualified plan and postretirement medical and life insurance benefit plans on a pay-as-you-go basis. We expect to contribute approximately $8 million in 2011 to fund these benefits, which includes estimated payments to GE for our obligation associated with GE’s supplemental pension plan. We do not plan to fund our qualified defined benefit plan until the second quarter of 2012, at which time we expect to fund approximately $100 million.

The tables below present condensed financial information, including actuarial assumptions used to determine our benefit obligations as of January 28, 2011 and the 2011 effect on our consolidated statement of income for our various benefit plans.

	Successor
	Three Months Ended June 30, 2011		For the Period January 29, 2011 to June 30, 2011
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service cost	$27	$2	$45	$3
Interest cost	$3	$2	$6	$4

	Successor
As of June 30, 2011 (in millions)	Pension Benefits	Postretirement Benefits
Benefit obligation	$300	$160
Discount rate	5.5%-6.0%	5.75%
Compensation increases	4.5%-5.0%	5.0%
Initial healthcare trend rate	N/A	2.7%-9.1%

Effective upon the closing of the Joint Venture Transaction, we also established a new U.S. defined contribution 401(k) plan, with 100% matching employer contributions on the first 3.5% of pay plus additional contributions based on employee classification and management discretion. The related expense for the three months ended June 30, 2011 and the period January 29, 2011 through June 30, 2011 was $12 million and $21 million, respectively.

Comcast and GE Benefit Plans

Prior to January 28, 2011, our employees participated in GE-sponsored employee benefit plans, including GE’s primary defined benefit pension plan, a non-qualified supplemental pension plan, a defined contribution savings plan and a number of GE health and life insurance plans. Further, pursuant to a transition services agreement with GE, our international employees will continue to participate in GE employee benefit plans for eighteen months after the closing of the Joint Venture Transaction or until we establish new employee benefit plans to replace the GE programs, whichever occurs first. We have also agreed to reimburse GE for amounts paid by GE for specified employee benefit and insurance programs that GE will continue to administer, which includes $54 million related to our withdrawal from certain international benefit plans.

Substantially all of the employees of the Comcast Content Business participate in the Comcast Postretirement Healthcare Stipend Program (the “stipend plan”). The stipend plan provides an annual stipend for reimbursement of healthcare costs to each eligible employee based on years of service and the benefits are fixed at a predetermined amount. As of June 30, 2011, our liability related to this plan was $6 million. Additionally, certain of our employees are eligible to contribute a portion of their compensation through payroll deductions to a retirement investment plan sponsored by Comcast. Costs associated with these plans are allocated to us by Comcast, based on the costs associated with our participating employees as a percentage of the total costs for all plan participants. We reimburse Comcast in cash for these allocated costs.

The tables below present the amounts charged to us by Comcast and GE and recognized in our condensed consolidated statement of income related to our employees’ active participation in Comcast and GE sponsored plans during the respective periods presented.

	Successor	Predecessor
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Comcast benefit plans(a)	$2	$—
GE pension plans(b)	—	4
GE health and life insurance plans and other(c)	—	45
Other GE benefit plans (d)	—	8
	$2	$57

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2010
Comcast benefit plans(a)	$5	$—	$—
GE pension plans(b)	—	20	9
GE health and life insurance plans and other(c)	—	20	94
Other GE benefit plans(d)	—	3	18
	$5	$43	$121

(a)	Represents cost related to the stipend plan and the Comcast retirement investment plans.

(b)

Primarily represents participation of certain of our employees under GE’s supplemental pension plan. In addition, prior to the Joint Venture Transaction, our employees participated in GE’s primary pension plan, which is a defined benefit plan administered by GE. Our participation in that plan was accounted for as a participant in a multiemployer plan, for which we recorded expense only to the extent that we were required to fund the plan.

(c)	Primarily represents our employees’ and retirees’ participation in GE’s principal retiree benefit plan.

(d)	Primarily represents costs associated with our employees’ participation in GE’s defined contribution savings plan.

Other Employee Benefit Plans

Our condensed consolidated financial statements include the assets and liabilities of certain legacy benefit plans, as well as the assets and liabilities for benefit plans of certain of our foreign subsidiaries. Additionally, we continue to participate in various multiemployer pension plans covering some of our employees who are represented by labor unions. We make periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws, but do not sponsor or administer these plans.

Deferred Compensation

As of the closing of the Joint Venture Transaction, we established a deferred compensation plan, which is an unfunded, non-qualified plan that permits a select group of highly compensated employees to voluntarily defer up to 75% of base salary and 100% of eligible bonus compensation. Participants in the plan designate one or more valuation funds (independently established funds or indices), which are used to determine the amount of interest to be credited or debited to the participant’s account.

Additionally, certain of our employees participate in Comcast’s unfunded, nonqualified deferred compensation plan. The amount of compensation deferred by each participant is based on participant elections. Participant accounts are credited with income primarily based on a fixed annual rate. In certain instances, these deferred amounts also include employer contributions. As a result of the Joint Venture Transaction, we assumed the obligation for compensation deferred under this plan prior to January 28, 2011 for the employees of the Comcast Content Business.

In the case of both deferred compensation plans, participants are eligible to receive distributions of the amounts credited to their account based on elected deferral periods that are consistent with the plans and applicable tax law. As of June 30, 2011, we had a deferred compensation benefit obligation of $89 million in our condensed consolidated balance sheet representing our obligation under these plans.

Note 13: Share-Based Compensation

Comcast and GE Equity Plans

Following the closing of the Joint Venture Transaction, certain of our employees participate in Comcast’s long-term incentive compensation program, which includes the awarding of stock options and restricted share units (“RSUs”). Awards are granted under various plans as further described below. Comcast charges the expense related to these share-based awards to us, which we settle in cash on a quarterly basis.

Prior to the closing of the Joint Venture Transaction, GE granted stock options and RSUs to certain of our employees and in limited circumstances to consultants, advisors and independent contractors, the majority of which vested upon the closing of the Joint Venture Transaction on January 28, 2011. However, certain specified stock option and RSU grants did not vest upon the closing, and will continue to vest based on the original vesting period of the award. The expense associated with both the acceleration of stock options and RSUs and the ongoing awards is reflected in our condensed consolidated statement of income and is not payable in cash to GE, but rather it is recorded to member’s capital in our condensed consolidated statement of changes in equity.

The following tables show the amounts recognized in our statement of income for the periods presented related to share-based compensation resulting from the participation of our employees in Comcast and GE equity plans.

	Successor	Predecessor
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Comcast equity awards
Stock options	$3	$—
Restricted share units	5	—
GE equity awards
Stock options	—	4
Restricted share units	5	4
	$13	$8

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2010
Comcast equity awards
Stock options	$4	$—	$—
Restricted share units	8	—	—
GE equity awards
Stock options	1	32	8
Restricted share units	12	(1)	8
	$25	$31	$16

Employee Stock Purchase Plan

As of the closing of the Joint Venture Transaction, certain of our employees are eligible to participate in Comcast’s employee stock purchase plan and a specific NBCUniversal employee stock purchase plan, which offer eligible employees the opportunity to purchase shares of Comcast Class A common stock at a 15% discount. We recognize the fair value of the discount associated with shares purchased under the plans as share-based compensation expense. The employee cost associated with participation in these plans for the three months and year to date period ended June 30, 2011 was not material.

Note 14: Income Taxes

In preparation for the closing of the Joint Venture Transaction, during the period ended January 28, 2011, we received dividend distributions of approximately $1.9 billion from our foreign subsidiaries, which resulted in a U.S. tax payment of approximately $265 million. As deferred U.S. income taxes have historically been recorded with respect to the earnings of these foreign subsidiaries, no U.S. income tax expense was recorded in January when the dividends were received.

Upon the closing of the Joint Venture Transaction on January 28, 2011, we converted into a Delaware limited liability company. For U.S. federal income tax purposes, we are now disregarded as an entity separate from NBCUniversal Holdings, a tax partnership. Accordingly, we will not incur any current or deferred U.S. federal income taxes. We continue to incur current and deferred income taxes in a limited number of states and also current and deferred foreign income taxes through our foreign subsidiaries.

GE and Comcast have indemnified NBCUniversal Holdings and us with respect to our income tax obligations attributable to periods prior to the closing of the Joint Venture Transaction. As a result, we have recorded an indemnification asset of $80 million as of June 30, 2011. All deferred income taxes relating to U.S. federal tax matters have been retained by GE and Comcast, as applicable, and as a result, no deferred tax assets and liabilities related to U.S federal tax matters are expected to be included in our Successor consolidated balance sheet.

Note 15: Supplemental Financial Information

Receivables

	Successor	Predecessor
(in millions)	June 30, 2011	December 31, 2010
Receivables, gross	$3,461	$2,733
Less: Allowance for returns and customer incentives	285	485
Less: Allowance for doubtful accounts	26	85
Receivables, net	$3,150	$2,163

The table below presents our unbilled receivables related to long-term licensing arrangements included in our condensed consolidated balance sheet at June 30, 2011 and December 31, 2010. Current and noncurrent unbilled receivables are recorded in receivables, net and noncurrent receivables, net, respectively.

	Successor	Predecessor
(in millions)	June 30, 2011	December 31, 2010
Current	$173	$307
Noncurrent, net of imputed interest	613	435
Total	$786	$742

Our trade receivables do not represent a significant concentration of credit risk at June 30, 2011 and December 31, 2010 due to the wide variety of customers and markets into which our products are sold and their dispersion across geographic areas.

Property and Equipment

	Successor	Predecessor
(in millions)	June 30, 2011	December 31, 2010
Land	$410	$249
Buildings and leasehold improvements	952	1,358
Furniture, fixtures and equipment	867	1,510
Construction in process	242	242
Property and equipment, at cost	2,471	3,359
Less: Accumulated depreciation	357	1,524
Property and equipment, net	$2,114	$1,835

Property and equipment of the Comcast Content Business as of June 30, 2011 was $422 million with associated accumulated depreciation of $264 million.

Redeemable Noncontrolling Interests

	Successor	Predecessor
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Beginning balance	$142	$—
Net income attributable to noncontrolling interest	2	—
Ending Balance	$144	$—

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2010
Beginning balance	$136	$—	$—
Net income attributable to noncontrolling interest	8	—	—
Ending Balance	$144	$—	$—

Operating Costs and Expenses

	Successor	Predecessor
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Programming and production	$2,649	$1,798
Advertising, marketing and promotion	513	346
Other	1,016	811
Operating costs and expenses	$4,178	$2,955

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2010
Programming and production	$4,075	$711	$4,728
Advertising, marketing and promotion	904	153	687
Other	1,718	307	1,569
Operating costs and expenses	$6,697	$1,171	$6,984

Net Cash Provided by Operating Activities

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2010
Net income (loss) before noncontrolling interests	$806	$(25)	$535
Adjustments to reconcile net income before noncontrolling interests to net cash provided by (used in) operating activities
Depreciation and amortization	441	27	184
Amortization of film and television costs	1,278	249	1,304
Noncash compensation expense	13	48	—
Equity in income of investees, net	(147)	(25)	(104)
Cash received from investees	163	—	88
Deferred income taxes	12	(473)	(132)
Net loss on investment activity and other	15	27	26
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	187	(675)	222
(Increase) decrease in film and television costs	(1,616)	(290)	(1,219)
Increase (decrease) in accounts payable, accrued liabilities, accrued participations and residuals, program obligations and deferred revenues	(155)	524	(343)
Change in other operating assets and liabilities	23	(16)	4
Net cash provided by (used in) operating activities	$1,020	$(629)	$565

Cash Payments for Interest and Income Taxes

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2010
Interest	$207	$1	$57
Income taxes	$76	$493	$458

Other Cash Flow Information

(in millions)	January 28, 2011
Cash and cash equivalents of our existing businesses	$470
Comcast Content Business contributed balances	38
Cash and cash equivalents at beginning of Successor period	$508

Note 16: Receivables Monetization

Upon closing of the Joint Venture Transaction, we terminated our prior trade receivables monetization programs and entered into new monetization programs with a syndicate of banks, for which the primary relationship is with General Electric Capital Corporation, a subsidiary of GE. The monetized amounts under our new programs, and the respective terms of these programs, are substantially consistent with our prior programs. Our prior monetization programs were established with GE and various GE subsidiaries.

We account for receivables monetized through both our prior and new programs as sales in accordance with the authoritative guidance. We retain limited interests in the assets sold in the form of a receivable, which is funded by residual cash flows after the senior interests have been fully paid. The retained interest is recorded at its initial fair value, which includes a provision for estimated losses we expect to incur related to these interests. The accounts receivable we sold that underlie the retained interests are generally short-term in nature, and therefore, the fair value of the retained interests approximated their carrying value as of June 30, 2011 and December 31, 2010.

For the majority of the receivables monetized under the new programs, an affiliate of GE is responsible for servicing the receivables and remitting collections to the owner and the lenders. We perform this service on the affiliate’s behalf for a fee that is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded in our condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010. The sub-servicing fees are included in net (loss) gain on sale presented in the table below, which is a component of other income (expense), net in our condensed consolidated statement of income.

Effect on Income from Services and Cash Flows on Transfers

	Successor	Predecessor
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Effect on income from services
Net (loss) gain on sale	$(9)	$(5)
Cash flows on transfers
Net proceeds on new transfers	$50	$(269)

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2010
Effect on income from services
Net (loss) gain on sale	$(17)	$1	$(12)
Cash flows on transfers
Net proceeds on new transfers	$(374)	$(177)	$(103)

Receivables Monetized and Retained Interest

	Successor	Predecessor
(in millions)	June 30, 2011	December 31, 2010
Monetized receivables outstanding	$870	$1,446
Our retained interest	$223	$74

In addition to the amounts presented above, we had $671 million and $500 million payable to our new and prior securitization programs as of June 30, 2011 and December 31, 2010 respectively. These amounts represent cash received on monetized receivables not yet remitted to the program as of the balance sheet date and are recorded in accounts payable and accrued liabilities in our condensed consolidated balance sheet.

Note 17: Commitments and Contingencies

Commitments

As part of the Joint Venture Transaction, the Comcast Content Business was consolidated by us at its historical or carry-over basis as of January 28, 2011. In addition, our minimum annual commitments increased due to the consolidation of the Comcast Content Business. The increase primarily relates to commitments under programming rights agreements. The total increase in minimum commitments was approximately $9.1 billion.

Legal Matters

We are subject to legal proceedings and claims that arise in the ordinary course of our business. We do not expect the final disposition of these matters to have a material adverse effect on our results of operations, cash flows or financial condition, although any such matters could be time consuming, costly and injure our reputation.

Guarantees

As discussed in Note 7, in connection with the closing of the Joint Venture Transaction, GE has indemnified us for all liabilities we may incur as a result of any credit support, risk of loss or similar arrangement related to the Station Venture senior secured note in existence prior to the closing of the Joint Venture Transaction on January 28, 2011. Because the assets of Station LP serve as collateral for Station Venture’s $816 million senior secured note, we have recorded a $350 million guarantee liability representing the estimated fair value of the assets of Station LP.

Note 18: Financial Data by Business Segment

Following the closing of the Joint Venture Transaction, we present our operations in four reportable segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks to reflect the way in which we now manage and allocate resources and capital in our company.

We also revised our primary measure of operating performance of our segments in the first quarter of 2011 to operating income (loss) before depreciation and amortization to better align our company with how Comcast assesses the operating performance of its segments. Operating income (loss) before depreciation and amortization excludes impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash amortization expense such as that arising from intangible assets recognized in connection with the Joint Venture Transaction. It is also unaffected by our capital structure or investment activities, except in our Theme Parks segment, where we also include the equity in income (loss) of investees attributable to our investment in UCDP and other related properties (collectively, the “Orlando Parks”) in measuring operating income (loss) before depreciation and amortization, due to the significance of the Orlando Parks to the Theme Parks segment itself. This amount is not included when we measure our consolidated operating income (loss) before depreciation and amortization. We use this measure to evaluate our consolidated operating performance, the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity reported in accordance with GAAP. In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by management.

All periods presented within this section have been recast to reflect our new reportable segments and segment performance measure.

	Successor	Predecessor
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Revenue
Cable Networks	$2,173	$1,209
Broadcast Television	1,695	1,430
Filmed Entertainment	1,254	1,036
Theme Parks	147	120
Total segment revenue	5,269	3,795
Headquarters and Other(a)	14	15
Eliminations(b)	(104)	(108)
Total revenue	$5,179	$3,702

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2010
Revenue
Cable Networks	$3,573	$389	$2,354
Broadcast Television	2,583	464	3,508
Filmed Entertainment	1,876	353	2,097
Theme Parks	215	27	202
Total segment revenue	8,247	1,233	8,161
Headquarters and Other(a)	25	5	30
Eliminations(b)	(182)	(32)	(211)
Total revenue	$8,090	$1,206	$7,980

	Successor	Predecessor
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Operating income (loss) before depreciation and amortization
Cable Networks	$846	$598
Broadcast Television	190	198
Filmed Entertainment	27	9
Theme Parks	119	54
Headquarters and Other(a)	(129)	(102)
Eliminations(b)(c)	(52)	(10)
Total operating income (loss) before depreciation and amortization	1,001	747
Depreciation	71	78
Amortization	183	24
Total operating income	$747	$645

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2010
Operating income (loss) before depreciation and amortization
Cable Networks	$1,445	$143	$1,141
Broadcast Television	225	(16)	(6)
Filmed Entertainment	(116)	1	13
Theme Parks	152	11	57
Headquarters and Other(a)	(249)	(99)	(222)
Eliminations(b)(c)	(64)	(5)	13
Total operating income (loss) before depreciation and amortization	1,393	35	996
Depreciation	118	19	134
Amortization	323	8	50
Total operating income	$952	$8	$812

	Successor	Predecessor
(in millions)	June 30, 2011	December 31, 2010
Assets(d)
Cable Networks	$29,677	$17,522
Broadcast Television	6,940	7,330
Filmed Entertainment	3,828	6,162
Theme Parks	2,446	1,081
Total segment assets	42,891	32,095
Headquarters and Other	4,338	10,329
Total assets	$47,229	$42,424

(a)

Headquarters and Other operating costs and expenses include costs that are not allocated to our four reportable segments. These costs primarily include corporate overhead, employee benefit costs, costs allocated from Comcast and GE, costs and expenses related to the Joint Venture Transaction and other corporate initiatives.

(b)	Effects of transactions between segments are eliminated and consist primarily of the licensing activity of our Cable Networks segment with our Broadcast Television and Filmed Entertainment segments.

(c)

Includes equity income (loss) in investees related to the Orlando Parks of $53 million and $10 million for the three months ended June 30, 2011 and 2010, respectively, and $65 million, $6 million and $(9) million for the periods ended June 30, 2011 and January 28, 2011 and six months ended June 30, 2010, respectively, which is included within operating income (loss) before depreciation and amortization of our Theme Parks segment.

(d)

Total assets of our reportable segments as of June 30, 2011 include a preliminary allocation of goodwill recorded in connection with the Joint Venture Transaction. The preliminary allocation of purchase price to the assets and liabilities acquired of our existing businesses, and the allocation of goodwill to our reportable segments, is not complete and is subject to change.

Note 19: Subsequent Events

Universal City Development Partners

On July 1, 2011, we completed the acquisition of the remaining 50% equity interest in UCDP that we did not already own for $1.025 billion, subject to various purchase price adjustments. As a result, UCDP is now a wholly owned consolidated subsidiary. For the three months ended March 31, 2011 and the year ended December 31, 2010, UCDP had revenue of $309 million and $1.1 billion, respectively. As of March 31, 2011, UCDP had total assets of $2.1 billion and long-term debt of $1.4 billion. We funded this acquisition with cash on hand, borrowings under our revolving credit facility and the issuance to Comcast of a $250 million one-year subordinated note. The note bears interest at a rate per annum of 1.75% over three month LIBOR. Additional borrowings under the revolving credit facility, along with cash on hand at UCDP, were used to refinance and terminate UCDP’s existing term loan immediately following the acquisition. Following these transactions, we had

$750 million outstanding under our revolving credit facility and UCDP had long-term debt, before the application of acquisition accounting, of approximately $650 million, which primarily consists of senior notes and senior subordinated notes.

On August 1, 2011, UCDP completed its redemption of $140 million aggregate principal amount of its 8.875% senior notes due 2015 and $79 million aggregate principal amount of its 10.875% senior subordinated notes due 2016. Following the redemption, $260 million principal amount of UCDP’s senior notes and $146 million of UCDP’s senior subordinated notes remain outstanding.

Preliminary Purchase Price Allocation and Unaudited Pro Forma Information

Because we now control UCDP, we will apply acquisition accounting and its results of operations will be included in our consolidated results of operations following the acquisition date. Due to the limited time since the acquisition date, the initial accounting for the business transaction is incomplete at this time. As a result, we are unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction. Also, because the initial accounting for the transaction is incomplete, we are unable to provide the supplemental pro forma revenue and net income of the combined entity. We will include this information in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading media and entertainment company that develops, produces and distributes entertainment, news and information, sports and other content for global audiences, and we own and operate a diversified and integrated portfolio of some of the most recognizable media brands in the world.

On January 28, 2011, Comcast Corporation (“Comcast”) closed its transaction (the “Joint Venture Transaction”) with General Electric Company (“GE”) to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). Comcast now controls and owns 51% of NBCUniversal Holdings and GE owns the remaining 49%. As part of the Joint Venture Transaction, NBCUniversal, Inc. (our “Predecessor”) was converted into a Delaware limited liability company named NBCUniversal Media, LLC (“NBCUniversal”), which is a wholly owned subsidiary of NBCUniversal Holdings. Comcast contributed to NBCUniversal its national cable programming networks, including E!, Golf Channel, G4, Style and Versus, its regional sports and news networks, consisting of ten regional sports networks and three regional news channels, certain of its Internet businesses, including DailyCandy and Fandango, and other related assets (the “Comcast Content Business”). In addition to contributing the Comcast Content Business, Comcast also made a cash payment to GE of $6.2 billion, which included various transaction-related costs.

Due to the change in control of our company from GE to Comcast, we remeasured our assets and liabilities to fair value as of January 28, 2011 to reflect Comcast’s basis in the assets and liabilities of our existing businesses. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans and appropriate discount rates. The preliminary fair value of the consideration transferred and the preliminary allocation of purchase price to the assets and liabilities acquired as a result of the Joint Venture Transaction are not yet final and are subject to change, and the changes could be significant. The assets and liabilities of the Comcast Content Business contributed by Comcast have been reflected at their historical or carryover basis, as Comcast has maintained control of the Comcast Content Business. The impact of the Joint Venture Transaction is included in our consolidated results of operations after January 28, 2011. These results are discussed in more detail below under “Consolidated Operating Results.” Periods marked “Predecessor” in our condensed consolidated financial statements for the six months ended June 30, 2011 do not reflect the Joint Venture Transaction.

Following the closing of the Joint Venture Transaction, we present our operations in four reportable segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. A brief discussion of our segments is presented below.

Cable Networks

Our Cable Networks segment consists primarily of our national cable entertainment networks (USA Network, Syfy, E!, Bravo, Oxygen, Style, G4, Chiller, Sleuth and Universal HD); our national news and information networks (CNBC, MSNBC and CNBC World); our national cable sports networks (Golf Channel and VERSUS); our regional sports and news networks; our international entertainment and news and information networks (including CNBC Europe, CNBC Asia and our Universal Networks International portfolio of networks); our cable television production operations; and certain digital media properties consisting primarily of brand-aligned and other websites, such as DailyCandy, Fandango and iVillage.

Broadcast Television

Our Broadcast Television segment consists primarily of our U.S. broadcast networks, NBC and Telemundo; our 10 NBC and 15 Telemundo owned local television stations; our broadcast television production operations; and our related digital media properties consisting primarily of brand-aligned websites. In January 2011, we entered into an agreement to sell one of our Telemundo-owned local television stations. We placed the station in a divestiture trust on January 28, 2011 and it was sold in July 2011.

Filmed Entertainment

Our Filmed Entertainment segment consists of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment and stage plays worldwide in various media formats for theatrical, home entertainment, television and other distribution platforms.

Theme Parks

Our Theme Parks segment consists primarily of our Universal Studios Hollywood theme park, our Wet ‘n Wild water park, and fees from intellectual property licenses and other services from third parties that own and operate Universal Studios Japan and Universal Studios Singapore. Through June 30, 2011, we held a 50% equity interest in, and received special and other fees from, Universal City Development Partners (“UCDP”), which owns Universal Studios Florida and Universal’s Islands of Adventure in Orlando, Florida. The income from this equity investment and other related properties (collectively, the “Orlando Parks”) is included in operating income (loss) before depreciation and amortization for the Theme Parks segment for the six months ended June 30, 2011 and 2010, respectively. On July 1, 2011, we completed our acquisition of the remaining 50% equity interest in UCDP for $1.0 billion, subject to various purchase price adjustments. As a result, UCDP is now a wholly owned consolidated subsidiary, and its results will be included in our consolidated results of operations following the acquisition. For the three months ended March 31, 2011 and the year ended December 31, 2010, UCDP had revenue of $309 million and $1.1 billion, respectively. As of March 31, 2011, UCDP had total assets of $2.1 billion and long-term debt of $1.4 billion.

Significant Developments

The following are the more significant developments in our businesses during the six months ended June 30, 2011:

•	the closing of the Joint Venture Transaction on January 28, 2011

•	an increase in consolidated revenue of 16% to $9.3 billion and an increase in consolidated operating income of 18% to $960 million

•	an increase resulting from the consolidation of the Comcast Content Business to revenue of $1.3 billion and to operating income before depreciation and amortization of $396 million

•

the acceptance by the International Olympic Committee of our bid of $4.38 billion in the aggregate for the U.S. broadcast rights for the 2014 Sochi Olympic Games, 2016 Rio de Janeiro Olympic Games, 2018 Pyeongchang Olympic Games and 2020 Summer Olympic Games

•

the amendment of our revolving credit facility to, among other things, increase the commitment under the facility from $750 million to $1.5 billion, reduce the interest rate payable under the facility and extend the maturity date from January 2014 to June 2016

•	our agreement to purchase the remaining 50% equity interest in UCDP that we did not already own, which closed on July 1, 2011

Consolidated Operating Results

The following tables set forth our results of operations as reported in our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). GAAP requires that we separately present our results for the periods from January 1, 2011 to January 28, 2011 (the “Predecessor period”) and from January 29, 2011 to June 30, 2011 (the “Successor period”). Management believes reviewing our operating results for the six months ended June 30, 2011 by combining the results of the Predecessor and Successor periods is more useful in identifying any trends in, or reaching conclusions regarding, our overall operating performance, and performs reviews at that level. Accordingly, in addition to presenting our results of operations as reported in our condensed consolidated financial statements in accordance with GAAP, the table below presents the non-GAAP combined results for the six months ended June 30, 2011, which are also the periods we compare when computing percentage change from the prior year, as we believe this presentation provides the most meaningful basis for comparison of our results. The combined operating results may not reflect the actual results we would have achieved had the Joint Venture Transaction closed prior to January 28, 2011 and may not be predictive of future results of operations.

	Successor	Predecessor
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Increase/ (Decrease)
Revenue	$5,179	$3,702	39.9%
Costs and Expenses:
Operating costs and expenses	4,178	2,955	41.4
Depreciation	71	78	(9.0)
Amortization	183	24	NM
	4,432	3,057	45.0
Operating income	747	645	15.8
Other Income (Expense):
Equity in income of investees, net	111	66	68.2
Interest expense	(97)	(63)	54.0
Interest income	4	16	(75.0)
Other income (expense), net	(27)	(30)	(10.0)
	(9)	(11)	(18.2)
Income (loss) before income taxes and noncontrolling interests	738	634	16.4
(Provision) benefit for income taxes	(70)	(215)	(67.4)
Net income (loss) before noncontrolling interests	668	419	59.4
Net (income) loss attributable to noncontrolling interests	(42)	(12)	250.0
Net income (loss) attributable to NBCUniversal	$626	$407	53.8%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Percentage changes that are considered not meaningful are denoted with NM.

	Successor	Predecessor	Combined Results	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Increase/ (Decrease)
Revenue	$8,090	$1,206	$9,296	$7,980	16.5%
Costs and Expenses:
Operating costs and expenses	6,697	1,171	7,868	6,984	12.7
Depreciation	118	19	137	134	2.2
Amortization	323	8	331	50	NM
	7,138	1,198	8,336	7,168	16.3
Operating income	952	8	960	812	18.2
Other Income (Expense):
Equity in income of investees, net	147	25	172	104	65.4
Interest expense	(164)	(37)	(201)	(93)	116.1
Interest income	7	4	11	28	(60.7)
Other income (expense), net	(43)	(29)	(72)	(42)	71.4
	(53)	(37)	(90)	(3)	NM
Income (loss) before income taxes and noncontrolling interests	899	(29)	870	809	7.5
(Provision) benefit for income taxes	(93)	4	(89)	(274)	(67.5)
Net income (loss) before noncontrolling interests	806	(25)	781	535	46.0
Net (income) loss attributable to noncontrolling interests	(86)	2	(84)	(23)	265.2
Net income (loss) attributable to NBCUniversal	$720	$(23)	$697	$512	36.1%

Revenue

Consolidated revenue increased for the three and six months ended June 30, 2011 compared to the same periods in 2010 due to increases in all four of our segments, except for our Broadcast Television segment for the six months ended June 30, 2011, which decreased due to the absence of the 2010 Vancouver Olympic Games. The revenue increase in our Cable Networks segment includes revenue from the Comcast Content Business in the three and six months ended June 30, 2011 of $792 million and $1.3 billion, respectively. Revenue for our segments is discussed separately under the heading “Segment Operating Results.”

Operating Costs and Expenses

Consolidated operating costs and expenses increased for the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to increased programming, distribution and marketing expenses in our Cable Networks and Filmed Entertainment segments as well as similar increases in our Broadcast Television segment for the three months ended June 30, 2011. The increase in operating costs and expenses in the Cable Networks segment includes operating costs and expenses from the Comcast Content Business for the three and six months ended June 30, 2011 of $577 million and $907 million respectively. Operating costs and expenses for the three and six months ended June 30, 2011 also included $12 million and $116 million, respectively, of one-time, nonrecurring expenses incurred related to severance, retention and accelerated share-based compensation expense as a result of the closing of the Joint Venture Transaction. The increase for the six months ended June 30, 2011 was partially offset by a decrease in programming costs in our Broadcast Television segment due to the absence of the 2010 Vancouver Olympic Games. Operating costs and expenses for our segments are discussed separately under the heading “Segment Operating Results.”

Depreciation and Amortization

Depreciation expense for the three and six months ended June 30, 2011 remained comparable with the same periods in 2010 due to the limited amount of capital expenditures in our business. Approximately $125 million and $235 million, of the increased amortization expense for the three and six months ended June 30, 2011, respectively, resulted from incremental amortization of the fair value adjustments for finite-lived intangible assets recorded as a result of the Joint Venture Transaction.

Equity in Income of Investees, Net

Equity in income of investees represents our share of the operating results of our equity method investments. The increase for the three and six months ended June 30, 2011 primarily relates to increased equity earnings from the Orlando Parks attributable to the performance of The Wizarding World of Harry Potter™, which opened in June 2010. See “Theme Parks Segment Results of Operations” for further information. The increase was offset by approximately $18 million and $30 million for the three and six months ended June 30, 2011, respectively, of incremental amortization of the basis differences resulting from the increased fair value of our investments that was recorded as a result of the Joint Venture Transaction.

Interest Expense

Interest expense increased for the three and six months ended June 30, 2011 primarily due to the incremental interest expense associated with the $9.1 billion of senior notes issued in April and October 2010.

Other Income (Expense), Net

Other income (expense) for the three months ended June 30, 2011 remained relatively comparable to the same period in prior year. The increase in expense for the six months ended June 30, 2011 relates almost entirely to the $27 million goodwill impairment recorded in January 2011 related to our agreement to sell an independent Spanish language television station. The station was placed into a divesture trust in January 2011 and was sold in July 2011.

Provision for Income Taxes

As a result of the closing of the Joint Venture Transaction, we converted into a Delaware limited liability company, and our company is disregarded for U.S. federal income tax purposes as an entity separate from NBCUniversal Holdings, a tax partnership. NBCUniversal and our subsidiaries will not incur any current or deferred U.S. federal income taxes. Our tax liability is comprised primarily of withholding and income taxes on foreign earnings. The decrease in our provision for income taxes in the three and six months ended June 30, 2011 is reflective of these changes in our tax status.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased for the three and six months ended June 30, 2011 primarily due to income associated with the noncontrolling interests in the regional sports networks contributed by Comcast as part of the Joint Venture Transaction and the impact of the deconsolidation, effective January 28, 2011, of Station Venture Holdings, LLC (“Station Venture”), a variable interest entity. See Note 7 to our condensed consolidated financial statements for additional information on Station Venture.

Segment Operating Results

Beginning in the first quarter of 2011, we present our operations in four reportable segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks to reflect the way in which we now manage and allocate resources and capital in our company.

We also revised our primary measure of operating performance of our segments to operating income (loss) before depreciation and amortization to better align our company with how Comcast assesses the operating performance of its segments. We use operating income (loss) before depreciation and amortization, excluding impairment charges related to tangible and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash amortization expense such as that arising from intangible assets recognized in connection with the Joint Venture Transaction. Additionally, it is unaffected by our capital structure or investment activities except in our Theme Parks segment, where we also include the equity in income (loss) of investees attributable to the Orlando Parks in measuring operating income (loss) before depreciation and amortization. This amount is not included when we measure our consolidated operating income (loss) before depreciation and amortization. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP in the business segment footnote to our consolidated financial statements (see Note 18 to our consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP. In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by management.

All periods presented within this section have been recast to reflect our new reportable segments and segment performance measure.

The following section provides an analysis of the results of operations for each of our four segments for the periods indicated.

(in millions)	Successor	Predecessor
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Increase/ (Decrease)
Revenue
Cable Networks	$2,173	$1,209	79.7%
Broadcast Television	1,695	1,430	18.5
Filmed Entertainment	1,254	1,036	21.0
Theme Parks	147	120	22.5
Headquarters and Other	14	15	(6.7)
Eliminations	(104)	(108)	(3.7)
Total	$5,179	$3,702	39.9%

Operating Income (Loss) Before Depreciation and Amortization
Cable Networks	846	598	41.5%
Broadcast Television	190	198	(4.0)
Filmed Entertainment	27	9	200.0
Theme Parks	119	54	120.4
Headquarters, other and eliminations	(181)	(112)	61.6
Total	$1,001	$747	34.0%

	Successor	Predecessor	Combined Results	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Increase/ (Decrease)
Revenue
Cable Networks	$3,573	$389	$3,962	$2,354	68.3%
Broadcast Television	2,583	464	3,047	3,508	(13.1)
Filmed Entertainment	1,876	353	2,229	2,097	6.3
Theme Parks	215	27	242	202	19.8
Headquarters and Other	25	5	30	30	—
Eliminations	(182)	(32)	(214)	(211)	1.4
Total	$8,090	$1,206	$9,296	$7,980	16.5%

Operating Income (Loss) Before Depreciation and Amortization
Cable Networks	1,445	143	1,588	1,141	39.2%
Broadcast Television	225	(16)	209	(6)	NM
Filmed Entertainment	(116)	1	(115)	13	NM
Theme Parks	152	11	163	57	186.0
Headquarters, other and eliminations	(313)	(104)	(417)	(209)	99.5
Total	$1,393	$35	$1,428	$996	43.4%

Cable Networks Segment Results of Operations

	Successor	Predecessor
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Increase/ (Decrease)
Revenue
Distribution	$1,093	$592	84.6%
Advertising	887	546	62.5
Other	193	71	171.8
Total revenue	2,173	1,209	79.7
Operating costs and expenses	1,327	611	117.2
Operating income (loss) before depreciation and amortization	$846	$598	41.5%

	Successor	Predecessor	Combined	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Increase/ (Decrease)
Revenue
Distribution	$1,859	$188	$2,047	$1,176	74.1%
Advertising	1,425	162	1,587	1,016	56.2
Other	289	39	328	162	102.5
Total revenue	3,573	389	3,962	2,354	68.3
Operating costs and expenses	2,128	246	2,374	1,213	95.7
Operating income (loss) before depreciation and amortization	$1,445	$143	$1,588	$1,141	39.2%

Cable Networks Segment — Revenue

Revenue for the three months ended June 30, 2011 includes $454 million, $276 million and $62 million of distribution, advertising and other revenue, respectively, attributable to the Comcast Content Business. Revenue for the Successor period from January 29, 2011 through June 30, 2011 includes $781 million, $432 million and $91 million of distribution, advertising and other revenue, respectively, attributable to the Comcast Content

Business. Excluding this impact, distribution revenue increased for the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to rate increases and an increase in the number of subscribers to our cable networks. Advertising revenue increased for the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to increases in the price of advertising units sold. Other revenue increased for the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to increases in the licensing of our owned content from our cable production studio.

For the three and six months ended June 30, 2011, approximately 12% and 13%, respectively, of our Cable Networks segment revenue was generated from transactions with Comcast.

Cable Networks Segment — Operating Costs and Expenses

Operating costs and expenses include $577 million and $907 million related to the Comcast Content Business for the three months ended June 30, 2011 and the Successor period from January 29, 2011 through June 30, 2011, respectively. Excluding this impact, operating costs and expenses increased for the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to higher programming and production costs associated with an increase in the volume of original content, as well as increases in advertising and promotion costs and administrative and other expenses.

Broadcast Television Segment Results of Operations

	Successor	Predecessor
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Increase/ (Decrease)
Revenue
Advertising	$1,114	$1,043	6.8%
Content licensing	462	256	80.5
Other	119	131	(9.2)
Total revenue	1,695	1,430	18.5
Operating costs and expenses	1,505	1,232	22.2
Operating income (loss) before depreciation and amortization	$190	$198	(4.0)%

	Successor	Predecessor	Combined Results	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Increase/ (Decrease)
Revenue
Advertising	$1,709	$315	$2,024	$2,493	(18.8)%
Content licensing	681	111	792	584	35.6
Other	193	38	231	431	(46.4)
Total revenue	2,583	464	3,047	3,508	(13.1)
Operating costs and expenses	2,358	480	2,838	3,514	(19.2)
Operating income (loss) before depreciation and amortization	$225	$(16)	$209	$(6)	NM

Broadcast Television Segment — Revenue

Advertising revenue for the three months ended June 30, 2011 increased compared to the same period in 2010 primarily due to increases in the price of advertising units sold and improved ratings in certain dayparts at the NBC broadcast network. Advertising revenue for the six months ended June 30, 2011 decreased compared to the same period in 2010 primarily due to revenue recognized in the prior year related to the 2010 Vancouver Olympics. Content licensing revenue for the three and six months ended June 30, 2011 increased compared to the same periods in 2010 primarily due to the impact of new licensing agreements for our prior season and library content. Other revenue for the three and six months ended June 30, 2011 decreased compared to the same periods in 2010 primarily due to a decline in DVD sales in the three months ended June 30, 2011 and the absence of the Vancouver Olympics during the six months ended June 30, 2011.

Broadcast Television Segment — Operating Costs and Expenses

Operating costs and expenses increased for the three months ended June 30, 2011 primarily due to increases in programming amortization associated with the growth in content licensing revenue, as well as increases in programming costs associated with a greater number of original prime time series compared to the same period in 2010. Operating costs and expenses decreased for the six months ended June 30, 2011 compared to the same period in 2010 primarily due to $1.0 billion of programming costs recognized in 2010 associated with the 2010 Vancouver Olympics. Excluding the impact of the Vancouver Olympics, operating costs and expenses increased for the six months ended June 30, 2011 primarily due to higher programming costs associated with the greater number of original prime time series in 2011 and an increase in advertising and promotion costs.

Filmed Entertainment Segment Results of Operations

	Successor	Predecessor
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Increase/ (Decrease)
Revenue
Theatrical	$501	$223	124.7%
Content licensing	312	339	(8.0)
Home entertainment	313	332	(5.7)
Other	128	142	(9.9)
Total revenue	1,254	1,036	21.0
Operating costs and expenses	1,227	1,027	19.5
Operating (loss) income before depreciation and amortization	$27	$9	200.0%

NM = Not meaningful

	Successor	Predecessor	Combined Results	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Increase/ (Decrease)
Revenue
Theatrical	$620	$58	$678	$436	55.5%
Content licensing	530	170	700	651	7.5
Home entertainment	520	97	617	733	(15.8)
Other	206	28	234	277	(15.5)
Total revenue	1,876	353	2,229	2,097	6.3
Operating costs and expenses	1,992	352	2,344	2,084	12.5
Operating (loss) income before depreciation and amortization	$(116)	$1	$(115)	$13	NM

Filmed Entertainment Segment — Revenue

Theatrical revenue for the three and six months ended June 30, 2011 increased compared to the same periods in 2010 primarily due to an increase in the number of the theatrical releases in our 2011 slate and the strong performance of the second quarter 2011 releases of Fast Five and Bridesmaids.

Content licensing revenue for the three months ended June 30, 2011 decreased compared to the same period in 2010 primarily due to the timing of when our owned and acquired films were made available to licensees. Content licensing revenue for the six months ended June 30, 2011 increased compared to the same period in 2010 primarily due to the timing of when our owned and acquired films were made available to licensees, primarily on free television platforms.

Home entertainment revenue for the three and six months ended June 30, 2011 decreased compared to the same periods in 2010 primarily due to declines in DVD sales, both in the U.S. and internationally, resulting from the number and mix of titles released compared to the same periods in 2010 and an overall decline in the DVD market. Several factors have contributed to the overall decline in the DVD market, including weak economic conditions, the maturation of the standard-definition DVD format, piracy, and intense competition for consumer discretionary spending and leisure time. DVD sales have also been negatively affected by an increasing shift by consumers toward subscription rental services, discount rental kiosks and digital forms of entertainment, such as video on demand services, which generate less revenue per transaction than DVD sales. We expect overall home entertainment revenue in 2011 will continue to be negatively affected by an overall decline in DVD sales.

Other revenue for the three and six months ended June 30, 2011 decreased compared to the same periods in 2010 primarily due to decreases in revenue generated from our stage plays.

Filmed Entertainment Segment — Operating Costs and Expenses

Operating costs and expenses for the three and six months ended June 30, 2011 increased compared to the same periods in 2010 primarily due to an increase in marketing costs associated with promoting our theatrical releases occurring in the second and third quarters of 2011, as well as increases in film cost amortization resulting from the corresponding increases in theatrical revenue.

Theme Parks Segment Results of Operations

	Successor	Predecessor
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Increase/ (Decrease)
Revenue	$147	$120	22.5%
Operating costs and expenses	(81)	(76)	6.6
Equity in income (loss) of the Orlando Parks	53	10	NM
Operating income (loss) before depreciation and amortization	$119	$54	120.4%

	Successor	Predecessor	Combined Results	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Increase/ (Decrease)
Revenue	$215	$27	$242	$202	19.8%
Operating costs and expenses	(128)	(22)	(150)	(136)	10.3
Equity in income (loss) of the Orlando Parks	65	6	71	(9)	NM
Operating income (loss) before depreciation and amortization	$152	$11	$163	$57	186.0%

Theme Parks Segment — Revenue

Revenue for the three and six months ended June 30, 2011 increased compared to the same periods in 2010 primarily due to increases in attendance and per capita spending at our Hollywood theme park, as well as additional management fees from our investment in the Orlando Parks.

Theme Parks Segment — Operating Costs and Expenses

Operating costs and expenses for the three and six months ended June 30, 2011 increased compared to the same periods in 2010 primarily due to additional variable costs associated with increases in attendance and per capita spending at our Hollywood theme park.

Theme Parks Segment — Equity in Income (Loss) of the Orlando Parks

Equity in income (loss) of the Orlando Parks for the three and six months ended June 30, 2011 increased compared to the same period in 2010 primarily due to increases in attendance and per capita spending at the Orlando Parks related to the opening of The Wizarding World of Harry Potter™ attraction in June 2010. The loss for the six months ended June 30, 2010 was primarily due to marketing and promotional expenses and lower attendance at the Orlando Parks in anticipation of the opening of the new Harry Potter attraction.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents on hand, dividends from investees, collections from our receivables and cash obtained from external financing. Our principal uses of cash are to pay operating costs and expenses, fund capital expenditures and make investments in identified business opportunities. We also use cash to make dividend and distribution payments and also to pay interest and income taxes. Our outstanding debt increased significantly as a result of the issuance of the senior notes in 2010 in connection with the Joint Venture Transaction. We may also need to access external capital markets in the future for additional financing. This additional debt and the related incremental interest expense could adversely affect our operations and financial condition or limit our ability to secure capital and other resources. We believe, however, that the future cash generated from our operations, combined with our available borrowing capacity under our revolving credit facility, will continue to provide us with sufficient liquidity for the foreseeable future.

Historically, our board of directors had declared dividends from time to time approximately in the amount of total cash available for dividends. Since the closing of the Joint Venture Transaction and our conversion to a limited liability company, NBCUniversal Holdings, our sole member, has and will continue to cause us to make distributions or loans to NBCUniversal Holdings to meet its cash requirements. These requirements include an obligation to make distributions of cash on a quarterly basis to enable its indirect owners (Comcast and GE) to meet their obligations to pay taxes on taxable income generated by our business. In addition, Comcast and GE have rights that may require NBCUniversal Holdings to redeem GE’s interests in NBCUniversal Holdings at various times. NBCUniversal Holdings, however, has no independent source of cash, other than distributions or loans from our company. Our ability to make distributions or loans may be limited by contractual arrangements. Comcast does not guarantee our debt obligations, and any future redemptions of GE’s interest in NBCUniversal Holdings are expected to be funded primarily through our cash flows from operating activities and borrowing capacity. If any borrowings to fund either of GE’s two potential redemptions would result in our exceeding a certain leverage ratio or losing investment grade status or if NBCUniversal Holdings cannot otherwise fund such redemptions, Comcast is committed to fund up to $2.875 billion in cash or its common stock for each of the two potential redemptions (for an aggregate of up to $5.75 billion) to the extent NBCUniversal Holdings cannot fund the redemptions, with amounts not used in the first redemption available for the second redemption.

Prior to the closing of the Joint Venture Transaction, we distributed approximately $7.4 billion to GE. All of our cash and cash equivalents were distributed to GE, except for approximately $200 million and minimal cash balances at some of our international entities, which we retained to facilitate the funding of our working capital requirements immediately following the closing of the Joint Venture Transaction. The Comcast Content Business was contributed with cash or cash equivalents of approximately $38 million.

On June 28, 2011, we amended our revolving credit facility to, among other things, increase the commitment under the facility to $1.5 billion from $750 million, reduce the interest rate payable under the facility and extend the maturity date to June 2016 from January 2014.

On July 1, 2011, we completed the acquisition of the remaining 50% equity interest in UCDP for $1.025 billion, subject to various purchase price adjustments. As a result, UCDP is now a wholly owned consolidated subsidiary. We funded this acquisition with cash on hand, borrowings under our revolving credit facility and the issuance to Comcast of a $250 million one-year subordinated note. Additional borrowings under our revolving credit facility, along with cash on hand at UCDP, were used to refinance and terminate UCDP’s existing term loan immediately following the acquisition. Following these transactions, we had $750 million outstanding under our revolving credit facility and UCDP had long-term debt, before the application of acquisition accounting, of approximately $650 million, which primarily consists of senior notes and senior subordinated notes.

On August 1, 2011, UCDP completed its redemption of $140 million aggregate principal amount of its 8.875% senior notes due 2015 and $79 million aggregate principal amount of its 10.875% senior subordinated notes due 2016. Following the redemption, $260 million principal amount of UCDP’s senior notes and $146 million of UCDP’s senior subordinated notes remain outstanding.

Other Cash Management Programs and Capital Resources

We have historically managed our cash in part through participation in cash management programs established by GE and its affiliates, including certain cash pooling arrangements and, at times, short-term loans. Upon the closing of the Joint Venture Transaction, we ceased our participation in these programs and established new internal cash management arrangements. We also monetized trade accounts receivable through programs established with GE and various GE subsidiaries. The effects of these monetization transactions are included in operating activities in our consolidated statement of cash flows. Following the closing of the Joint Venture Transaction, we continue to monetize our receivables through new programs established with GE and its affiliates and other third parties. For more information, see Note 16 to our condensed consolidated financial statements.

In response to the high cost of producing films, we have entered into film cofinancing arrangements with third parties to jointly finance or distribute many of our film productions. These arrangements can take various forms. In most cases, the form of the arrangement involves the grant of an economic interest in a film to an investor. Investors generally assume the full risks and rewards of ownership proportionate to their ownership in the film, and, therefore, our proceeds are accounted for as a reduction of the capitalized cost of the film, and related cash flows are reflected in net cash flow from operating activities. The availability of cofinancing arrangements has decreased in recent years, and we believe that it will continue to decrease in the future.

Cash Flows

The net change in cash and cash equivalents for the six months ended June 30, 2011 and 2010, respectively, is as follows:

	Successor	Predecessor	Combined Results	Predecessor
(in millions)	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Increase/ (Decrease)
Cash provided by (used in) operating activities	$1,020	$(629)	$391	$565	(30.8)%
Cash provided by (used in) investing activities	(83)	315	232	(163)	(242.3)
Cash provided by (used in) financing activities	(324)	(300)	(624)	(376)	66.0
Increase (decrease) in cash and cash equivalents	$613	$(614)	$(1)	$26	(103.8)%

Operating Activities

Cash provided by operating activities decreased in the six months ended June 30, 2011 primarily due to significant discrete cash flows in both our Successor and Predecessor periods in 2011. These cash flows were primarily due to federal tax payments related to the repatriation of foreign earnings, tax payments to GE related to the settlement of certain tax positions in preparation for our conversion to a Delaware limited liability company and a net cash outflow on our receivables monetization program in the Predecessor period ended January 28, 2011, offset by increases compared to the prior year in working capital and operating cash flow generated by the Comcast Content Business in the Successor period ended June 30, 2011. In addition to these items, interest payments increased in 2011 due to the impact of our 2010 Senior Notes being outstanding for the entire year to date period.

Investing Activities

Cash provided by investing activities increased in the six months ended June 30, 2011 primarily due to $331 million from the sale of our cost method investment in an affiliate of GE in the Predecessor period ended January 28, 2011.

Financing Activities

Cash used in financing activities increased for the six months ended June 30, 2011 primarily due to a $332 million repurchase of a preferred stock interest from an affiliate of GE in the Predecessor period ended January 28, 2011 and increased distributions to noncontrolling interests due to consolidation of the Comcast Content Business in the Successor period ended June 30, 2011. In addition, during the Successor period ended June 30, 2011, we made distributions to NBCUniversal Holdings of $151 million and final distributions to Comcast and GE that totaled $78 million related to the closing of the Joint Venture Transaction. In the Predecessor period ended January 28, 2011, our dividend paid to GE was substantially offset by GE’s repayment of our loans to it of the proceeds from the issuance of the 2010 Senior Notes.

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under our revolving lines of credit to meet our short-term liquidity requirements. We amended our revolving credit facility on June 28, 2011 to, among other things, increase the commitment under the facility to $1.5 billion from $750 million, reduce the interest rate payable under the facility and extend the maturity date to June 2016 from January 2014. On July 1, 2011, borrowings under the revolving credit facility were used to finance a portion of our acquisition of the remaining 50% equity interest in UCDP that we did not already own and to refinance and terminate a portion of UCDP’s existing term loan immediately following the acquisition. Following these transactions, we had approximately $750 million outstanding under our revolving credit facility.

Contractual Obligations

As part of the Joint Venture Transaction, the Comcast Content Business was consolidated by us at its historical or carry-over basis as of January 28, 2011. In addition, our minimum annual commitments increased due to the consolidation of the Comcast Content Business. The increase primarily relates to commitments under programming rights agreements. The total increase in minimum commitments was approximately $9.1 billion.

In June 2011, the International Olympic Committee accepted our bid of $4.38 billion in the aggregate for the U.S. broadcast rights to the 2014 Sochi Olympic Games, the 2016 Rio de Janeiro Olympic Games, the 2018 Pyeongchang Olympic Games and the 2020 Summer Olympic Games. The majority of the Olympics-related cash payments will be made around the time the associated revenue is collected.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As a result of the Joint Venture transaction, the valuation of the assets and liabilities of our existing businesses has been identified as critical in the preparation of our condensed consolidated financial statements. See below for a discussion of these items.

For a discussion of all of our accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Registration Statement on Form S-4 filed on July 12, 2011.

Fair Value of the Assets and Liabilities of Our Existing Businesses

Due to the change in control of our company, Comcast has applied the acquisition method of accounting with respect to the assets and liabilities of our existing businesses, which have been remeasured to fair value as of the date of the Joint Venture Transaction. Such fair values have been reflected in our financial statements following the “push down method of accounting.” Estimates of fair value require a complex series of judgments about future events and uncertainties. The estimates and assumptions used to determine the preliminary estimated fair value assigned to each class of assets and liabilities, as well as asset lives, have a material impact to our consolidated financial statements, and are based upon assumptions believed to be reasonable but that are inherently uncertain. To assist in this process, third-party valuation specialists were engaged to assist in the valuation of certain of these assets and liabilities.

Below is a summary of the methodologies and significant assumptions used in estimating the fair value of certain of the assets and liabilities of our existing businesses as of January 28, 2011.

Film and Television Costs and Acquired Programming Rights

Film and television costs consist of preliminary estimates of fair value for released films and television series; completed, not released theatrical films; and television series and theatrical films in-production and in-development. Released theatrical films and television series and completed, not released theatrical films were valued using a multi-period cash flow model, a form of the income approach. This measure of fair value requires considerable judgments about the timing of cash flows and distribution patterns. Television series and theatrical films in-production and in-development are valued at historical cost. Acquired programming rights were adjusted to market rates using undiscounted cash flows and market assumptions, when available.

Investments

The preliminary estimates of fair value for significant investments in non-public investees were valued using the income approach. This method starts with a forecast of all of the expected future net cash flows associated with the investment and then involves adjusting the forecast to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams of the underlying business.

Property and Equipment

The preliminary estimated fair value of acquired property and equipment was primarily determined using a market approach for land, and a replacement cost approach for depreciable property and equipment. The market approach for land assets represents a sales comparison that measures the value of an asset through an analysis of sales and offerings of comparable property. The replacement cost approach used for depreciable property and equipment measures the value of an asset by estimating the cost to acquire or construct comparable assets and adjusts for age and condition of the asset.

Intangible Assets

Intangible assets primarily consist of our preliminary estimates of fair value for finite-lived relationships with advertisers and relationships with multichannel video providers, each with an estimated useful life not to exceed 20 years, and indefinite-lived trade names and Federal Communication Commission (“FCC”) licenses.

Relationships with advertisers and multichannel video providers were valued using a multiperiod cash flow model, a form of the income approach. This measure of fair value requires considerable judgments about future events, including contract renewal estimates, attrition and technology changes. Because the allocation of purchase price reflects Comcast’s “pushed down” basis in our assets and liabilities, we have not attributed any fair value to our multichannel video provider relationships with Comcast. See Note 5 to our condensed consolidated financial statements for further information on our related party transactions with Comcast, which include revenue generated from our various distribution agreements with Comcast.

Trade names were valued using the relief-from-royalty method, a form of the income approach. This measure of fair value requires considerable judgment about the value a market participant would be willing to pay in order to exploit the benefits associated with the trade name.

FCC licenses were valued using the Greenfield method, a form of the income approach. This measure of fair value captures the future income potential assuming the license is used by a hypothetical start-up operation.

Guarantees and Other Obligations

Contractual obligations were adjusted to market rates using a combination of discounted cash flows or market assumptions, when available.

Preliminary Fair Values

Our estimates associated with the accounting for the Joint Venture Transaction have and will continue to change as final valuation reports are obtained and additional information becomes available regarding acquired assets and liabilities. The recorded amounts are preliminary and subject to change.

ITEM 4: CONTROLS AND PROCEDURES

Conclusions regarding disclosure controls and procedures

Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of our business. We do not expect the final disposition of these matters to have a material adverse effect on our results of operations, cash flows or financial condition, although any such matters could be time consuming, costly and injure our reputation.

ITEM 1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Registration Statement on Form S-4 filed on July 12, 2011.

ITEM 6: EXHIBITS

Exhibit No.	Description
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1*

Amendment No. 5 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 30, 2011 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Comcast Corporation filed on July 1, 2011).

10.2

First Amendment to the Three-Year Credit Agreement, dated June 28, 2011, among NBCUniversal Media, LLC, the financial institutions party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent and Issuing Lender, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.10a to the Registration Statement on Form S-4 of NBCUniversal Media, LLC filed on July 12, 2011).

101

The following financial statements from NBCUniversal’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, filed with the Securities and Exchange Commission on August 3, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUniversal Media, LLC

/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President (Principal Accounting Officer)

Date: August 3, 2011