Form 10-Q
period 2011-09-30
NBCUniversal Media, LLC
filed 2011-11-02
CIK 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Yes ☒ No ☐

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

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010 (Unaudited)	1
	Condensed Consolidated Statement of Income for the Three Months Ended September 30, 2011 and 2010 and the Periods Ended September 30, 2011 and January 28, 2011 and the Nine Months Ended September 30, 2010 (Unaudited)	2
	Condensed Consolidated Statement of Comprehensive Income for the Three Months Ended September 30, 2011 and 2010 and the Periods Ended September 30, 2011 and January 28, 2011 and the Nine Months Ended September 30, 2010 (Unaudited)	4
	Condensed Consolidated Statement of Cash Flows for the Periods Ended September 30, 2011 and January 28, 2011 and the Nine Months Ended September 30, 2010 (Unaudited)	5
	Condensed Consolidated Statement of Changes in Equity for the Periods Ended September 30, 2011 and January 28, 2011 and the Nine Months Ended September 30, 2010 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 4.	Controls and Procedures	48
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 6.	Exhibits	48
SIGNATURES		49

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2011. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to NBCUniversal Media, LLC and its consolidated subsidiaries as “NBCUniversal,” “we,” “us” and “our.”

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

•

the failure or destruction of key properties, such as our production studios, the satellites and facilities that we depend on to distribute our television programming, and our theme parks, or our information systems and other technology that support our businesses, could adversely affect our business, financial condition and results of operations

•	labor disputes, whether involving our own employees or sports leagues, may disrupt our operations and adversely affect our results of operations

•	we could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate

•	we face risks relating to doing business internationally that could adversely affect our business, financial condition and results of operations

•	weak economic conditions may have a negative impact on our results of operations and financial condition

•	acquisitions and other strategic transactions also present various risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction

•	we are subject to various risks as a result of the Joint Venture Transaction, which are described in our Registration Statement on Form S-4 filed with the SEC on July 12, 2011

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

	Successor	Predecessor
(in millions, except share data)	September 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$1,046	$1,084
Short-term loans to GE, net	—	8,072
Receivables, net	3,320	2,163
Programming rights	1,055	533
Other current assets	403	411
Total current assets	5,824	12,263
Film and television costs	5,369	3,890
Investments	3,388	1,723
Noncurrent receivables, net	936	782
Property and equipment, net	4,921	1,835
Goodwill	14,436	19,243
Intangible assets, net	14,945	2,552
Other noncurrent assets	124	136
Total assets	$49,943	$42,424

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,581	$2,536
Accrued participations and residuals	1,247	1,291
Program obligations	541	422
Deferred revenue	715	500
Current portion of long-term debt	953	—
Related party borrowings	251	—
Total current liabilities	7,288	4,749
Long-term debt, less current portion	9,621	9,090
Related party borrowings	—	816
Accrued participations, residuals and program obligations	823	639
Deferred income taxes	113	2,303
Deferred revenue	419	395
Other noncurrent liabilities	1,858	615
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	182	—
NBCUniversal member’s and stockholders’ equity:
Common stock, $0.01 par value per share, authorized 2,000 and issued 1,000	—	—
Additional paid-in capital	—	23,592
Member’s capital	29,356	—
Retained earnings	—	320
Accumulated other comprehensive income (loss)	(13)	(13)
Total NBCUniversal member’s and stockholders’ equity	29,343	23,899
Noncontrolling interests	296	(82)
Total member’s and stockholders’ equity	29,639	23,817
Total liabilities and member’s and stockholders’ equity	$49,943	$42,424

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Revenue	$5,200	$3,956
Costs and Expenses:
Operating costs and expenses	4,249	3,278
Depreciation	144	55
Amortization	188	24
	4,581	3,357
Operating income	619	599
Other Income (Expense):
Equity in income of investees, net	55	103
Interest expense	(114)	(76)
Interest income	6	10
Other income (expense), net	(9)	8
	(62)	45
Income (loss) before income taxes and noncontrolling interests	557	644
(Provision) benefit for income taxes	(56)	(218)
Net income (loss) before noncontrolling interests	501	426
Net (income) loss attributable to noncontrolling interests	(32)	(17)

Net income (loss) attributable to NBCUniversal	$469	$409

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2010
Revenue	$13,290	$1,206	$11,936
Costs and Expenses:
Operating costs and expenses	10,946	1,171	10,262
Depreciation	262	19	189
Amortization	511	8	74
	11,719	1,198	10,525
Operating income	1,571	8	1,411
Other Income (Expense):
Equity in income of investees, net	202	25	207
Interest expense	(278)	(37)	(169)
Interest income	13	4	38
Other income (expense), net	(52)	(29)	(34)
	(115)	(37)	42
Income (loss) before income taxes and noncontrolling interests	1,456	(29)	1,453
(Provision) benefit for income taxes	(149)	4	(492)
Net income (loss) before noncontrolling interests	1,307	(25)	961
Net (income) loss attributable to noncontrolling interests	(118)	2	(40)

Net income (loss) attributable to NBCUniversal	$1,189	$(23)	$921

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net income (loss) before noncontrolling interests	$501	$426
Derivative financial instruments, net	—	(5)
Unrealized gain (loss) on available for sale securities, net	—	1
Employee benefit obligations, net	(4)	—
Currency translation adjustments	(8)	20
Comprehensive income	489	442
Net (income) loss attributable to noncontrolling interests	(32)	(17)
Comprehensive income attributable to NBCUniversal	$457	$425

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For The Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2010
Net income (loss) before noncontrolling interests	$1,307	$(25)	$961
Derivative financial instruments, net	(2)	(2)	5
Unrealized gain (loss) on available for sale securities, net	—	—	1
Employee benefit obligations, net	(9)	4	(1)
Currency translation adjustments	(2)	1	(16)
Comprehensive income	1,294	(22)	950
Net (income) loss attributable to noncontrolling interests	(118)	2	(40)
Comprehensive income attributable to NBCUniversal	$1,176	$(20)	$910

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2010
Net cash provided by (used in) operating activities	$1,712	$(629)	$1,001
Investing Activities
Capital expenditures	(287)	(16)	(237)
Acquisitions, net of cash acquired	(746)	—	—
Proceeds from sale of investments and other assets	98	331	(7)
Net cash provided by (used in) investing activities	(935)	315	(244)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	949	—	—
Proceeds from third party borrowings	—	—	3,994
Repayments of third party borrowings	(1,043)	—	(1,671)
Proceeds from borrowings from Comcast	250	—	—
Decrease in short-term loans to GE, net	—	8,072	(1,824)
Dividends paid	(78)	(8,041)	(1,258)
Distributions to member	(176)	—	—
Repurchase of preferred stock interest	—	(332)	—
Contributions from noncontrolling interests	2	1	5
Distributions to noncontrolling interests	(143)	—	(42)
Net cash provided by (used in) financing activities	(239)	(300)	(796)
Increase (decrease) in cash and cash equivalents	538	(614)	(39)
Cash and cash equivalents, beginning of period	508	1,084	197
Cash and cash equivalents, end of period	$1,046	$470	$158

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

Predecessor (in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
Balance, January 1, 2010	$—	$23,592	$509	$(6)	$10	$24,105
Dividends declared			(1,258)		(43)	(1,301)
Distributions to noncontrolling interests, net					(37)	(37)
Other			(66)		(57)	(123)
Other comprehensive income (loss)				(11)		(11)
Net income (loss)			921		40	961
Balance, September 30, 2010	$—	$23,592	$106	$(17)	$(87)	$23,594

Balance, January 1, 2011	$—	$23,592	$320	$(13)	$(82)	$23,817
Noncash compensation		48				48
Dividends declared		(7,846)	(297)			(8,143)
Other		(331)			2	(329)
Other comprehensive income (loss)				3		3
Net income (loss)			(23)		(2)	(25)
Balance, January 28, 2011	$—	$15,463	$—	$(10)	$(82)	$15,371

Successor (in millions)	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Member’s equity, remeasured at January 28, 2011	$24,076	$—	$211	$24,287
Contribution of Comcast Content Business	4,344	—	57	4,401
Total member’s equity at January 28, 2011	28,420	—	268	28,688
Noncash compensation	14			14
Dividends declared	(176)			(176)
Issuance of subsidiary shares to noncontrolling interests	89		43	132
Distributions to noncontrolling interests, net			(139)	(139)
Other	(180)		14	(166)
Other comprehensive income (loss)		(13)		(13)
Net income (loss)	1,189		110	1,299
Balance, September 30, 2011	$29,356	$(13)	$296	$29,639

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Business Description and Basis of Presentation

Our Business

On January 28, 2011, Comcast Corporation (“Comcast”) closed its transaction (the “Joint Venture Transaction”) with General Electric Company (“GE”) to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). Comcast now controls and owns 51% of NBCUniversal Holdings and GE owns the remaining 49%. As part of the Joint Venture Transaction, NBC Universal, Inc. (our “Predecessor”) was converted into a limited liability company named NBCUniversal Media, LLC (“NBCUniversal”), which is a wholly owned subsidiary of NBCUniversal Holdings. Comcast contributed to NBCUniversal its national cable programming networks, including E!, Golf Channel, G4, Style and VERSUS, its regional sports and news networks, consisting of ten regional sports networks and three regional news channels, certain of its Internet businesses, including DailyCandy and Fandango, and other related assets (the “Comcast Content Business”). In addition to contributing the Comcast Content Business, Comcast also made a cash payment to GE of $6.2 billion, which included transaction-related costs. See Note 4 for additional information on the Joint Venture Transaction.

Following the closing of the Joint Venture Transaction, we present our operations in the following four reportable segments.

•

Cable Networks: Our Cable Networks segment consists primarily of our national cable entertainment networks (USA Network, Syfy, E!, Bravo, Oxygen, Style, G4, Chiller, Cloo (formerly Sleuth) and Universal HD); our national news and information networks (CNBC, MSNBC and CNBC World); our national cable sports networks (Golf Channel and VERSUS); our regional sports and news networks; our international entertainment and news and information networks (including CNBC Europe, CNBC Asia and our Universal Networks International portfolio of networks); our cable television production studio; and certain digital media properties, consisting primarily of brand-aligned websites and other websites, such as DailyCandy, Fandango and iVillage.

•

Broadcast Television: Our Broadcast Television segment consists primarily of our U.S. broadcast networks NBC and Telemundo; our 10 NBC and 15 Telemundo owned local television stations; our broadcast television production operations; and our related digital media properties, which consist primarily of brand-aligned websites.

•

Filmed Entertainment: Our Filmed Entertainment segment consists of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment and stage plays worldwide in various media formats for theatrical, home entertainment, television and other distribution platforms.

•

Theme Parks: Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood, our Wet ‘n Wild water park, and fees from intellectual property licenses and other services from third parties that own and operate Universal Studios Japan and Universal Studios Singapore. Through June 30, 2011, we held a 50% equity interest in, and received special and other fees from, Universal City Development Partners, Ltd (“UCDP”), which owns Universal Studios Florida and Universal’s Islands of Adventure. On July 1, 2011, we acquired the remaining 50% equity interest in UCDP for $1 billion. As a result, UCDP is now a wholly owned consolidated subsidiary.

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

Note 2: Significant Accounting Policies

The accounting policies described below are significant to our business as a result of the Joint Venture Transaction. See Note 2 in our annual consolidated financial statements as filed with the SEC in our Registration Statement on Form S-4 on July 12, 2011 for information on our other significant accounting policies.

Use of Estimates

In connection with the Joint Venture Transaction, Comcast has performed a preliminary allocation of purchase price to the assets and liabilities it acquired using preliminary estimates. The estimates are subject to change as discussed in Note 4. Estimates are also used when accounting for various items, including impairment of capitalized film and television costs, amortization of owned and acquired programming, participation and residual payments, and DVD and Blu-ray disc (together, “DVDs”) returns and customer incentives. Actual results could differ from those estimates.

Pension and Other Postretirement Benefits

Upon the closing of the Joint Venture Transaction, we adopted various new employee benefit plans, including qualified and nonqualified defined benefit pension plans and other postretirement plans, such as medical and life insurance plans. Our new defined benefit pension plans are currently unfunded noncontributory plans covering the majority of our employees and executives. We intend to fund the qualified defined benefit plan (the “qualified plan”) within the next twelve months, and we fund our nonqualified defined benefit plan (the “nonqualified plan”) on a pay-as-you-go basis. Pension and other postretirement benefits are based on formulas that reflect the employees’ years of service and compensation during their employment period and participation in the plans. Our qualified defined benefit plan is now closed to new participants. The expense we recognize related to our benefit plans is determined using certain assumptions, including the expected long-term rate of return, discount rate and rate of compensation increases, among others. We recognize the funded or unfunded status of our defined benefit and other postretirement plans (other than a multiemployer plan) as an asset or liability in our consolidated balance sheet and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss). Obligations to reimburse Comcast or GE for specified employee benefits relating to participation in benefit plans administered by Comcast or GE are recorded as liabilities in our consolidated balance sheet and disclosed as amounts due to related parties in Note 5 to our condensed consolidated financial statements.

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

Note 4: Acquisitions and Dispositions

Joint Venture Transaction

On January 28, 2011, Comcast and GE closed the Joint Venture Transaction, which among other things, converted our company into a limited liability company that became a wholly owned subsidiary of NBCUniversal Holdings. NBCUniversal comprises our existing businesses and the Comcast Content Business, and is indirectly owned 51% by Comcast and 49% by GE. In addition to contributing the Comcast Content Business to NBCUniversal, Comcast made a cash payment to GE of $6.2 billion, which included various transaction-related costs. Comcast also agreed to share with GE certain tax benefits, as they are realized, related to the form and structure of the Joint Venture Transaction. These payments to GE are contingent on Comcast realizing tax benefits in the future and are accounted for as contingent consideration by Comcast. The fair value of these future payments at January 28, 2011 was $590 million.

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

Redemption Provisions

Comcast and GE have entered into an operating agreement, which provides for Comcast’s management and control of NBCUniversal through its control of NBCUniversal Holdings. Under the terms of the operating agreement, during the six-month period beginning July 28, 2014, GE has the right to cause NBCUniversal Holdings to redeem, in cash, half of GE’s interest in NBCUniversal Holdings, and Comcast would have the immediate right to purchase the remainder of GE’s interest. If, however, Comcast elects not to exercise this right, during the six month period beginning January 28, 2018, GE has the right to cause NBCUniversal Holdings to redeem GE’s remaining interest, if any. If GE does not exercise its first redemption right, during the six month period beginning on January 28, 2016, Comcast has the right to purchase half of GE’s interest in NBCUniversal Holdings, and during the six-month period beginning January 28, 2019, Comcast has the right to purchase GE’s remaining interest, if any, in NBCUniversal Holdings. The purchase price to be paid in connection with any purchase or redemption described in this paragraph will be equal to the ownership percentage being acquired multiplied by an amount equal to 120% of the fully distributed public market trading value of NBCUniversal Holdings (determined pursuant to an appraisal process if NBCUniversal Holdings is not then publicly traded), less 50% of an amount (not less than zero) equal to the excess of 120% of the fully distributed public market trading value over $28.4 billion. Subject to various limitations, Comcast is committed to fund up to $2.875 billion in cash or Comcast common stock for each of the two redemptions (up to an aggregate of $5.75 billion) to the extent that NBCUniversal Holdings cannot fund the redemptions, with amounts not used in the first redemption to be available for the second redemption.

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

The tables below present the preliminary fair value of the consideration transferred and the preliminary allocation of purchase price to the assets and liabilities acquired as a result of the Joint Venture Transaction. We have revised our estimates in the current quarter, which resulted in a decrease in goodwill of $1 billion from our initial allocation of purchase price. The changes relate primarily to revisions in the estimated fair value of investments, property and equipment, and intangible assets. The estimated values are not yet final and are subject to change. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis, but no later than one year from the date of the Joint Venture Transaction.

Consideration Transferred

(in millions)
Cash	$6,120
Fair value of 49% interest in Comcast Content Business	4,301
Fair value of contingent consideration	590
Fair value of redeemable noncontrolling interest associated with net assets of our existing businesses	13,065
$24,076

Preliminary Allocation of Purchase Price

(in millions)
Film and television costs(a)	$5,040
Investments	4,254
Property and equipment	2,324
Intangible assets	14,595
Working capital(b)	(1,184)
Long-term debt	(9,115)
Deferred income tax liabilities	(31)
Deferred revenue	(919)
Other noncurrent assets and liabilities(c)	(1,644)
Noncontrolling interests	(211)
Fair value of identifiable net assets acquired	13,109
Goodwill	10,967
$24,076

(a)	Includes film and television costs and acquired programming rights.

(b)	Includes cash and cash equivalents, receivables, net, other current assets, accounts payable and accrued liabilities and accrued participations, residuals and program obligations.

(c)	Includes accrued participations, residuals and program obligations, employee benefit obligations and contractual obligations.

The significant fair value adjustments included in the preliminary allocation of purchase price are discussed below.

Film and Television Costs and Acquired Programming Rights

Film and television costs consist of preliminary estimates of fair value for released films and television series; completed, not released theatrical films; and television series and theatrical films in-production and in-development. Released theatrical films and television series and completed, not released theatrical films were valued using a multiperiod cash flow model, a form of the income approach. This measure of fair value requires considerable judgments about the timing of cash flows. Television series, theatrical films in-production and in-development, and acquired programming rights were valued using a replacement cost method.

Investments

The preliminary estimates of fair value for significant investments in non-public investees were determined using the income approach. The difference, if any, between the preliminary fair value and our proportionate share of the investees’ historical basis is amortized to equity in income of investees, net in our consolidated statement of income over a period not to exceed 20 years for intangible assets and 30 years for fixed assets.

Property and Equipment

The preliminary estimated fair value of acquired property and equipment was primarily determined using a market approach for land, and a replacement cost approach for depreciable property and equipment. The market approach for land assets represents a sales comparison that measures the value of an asset through an analysis of sales of comparable properties. The replacement cost approach used for depreciable property and equipment measures the value of an asset by estimating the cost to acquire or construct comparable assets and adjusts for age and condition of the asset.

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

Deferred Income Taxes

The deferred income tax liabilities in the above table represent state and foreign deferred tax assets and liabilities associated with the fair values of our assets and liabilities and certain state and international deferred tax liabilities that we retained. See Note 15 for additional information on our conversion to a limited liability company and the impact on our U.S. federal tax obligations.

Guarantees and Other Obligations

Contractual obligations were adjusted to market rates using a combination of discounted cash flows or market assumptions, when available. Other noncurrent assets and liabilities in the table above include a liability of $482 million related to certain consolidated assets that serve as collateral for a debt obligation of an equity method investment. See Note 7 for discussion of our variable interest in Station Venture Holdings, LLC (“Station Venture”).

Employee Benefit Related Obligations

We have recorded estimated liabilities associated with our employee benefit obligations based upon actuarial estimates and assumptions. We have agreed to reimburse GE for amounts associated with employee benefit and insurance programs, for which GE has agreed to continue to provide benefits after the closing of the Joint Venture Transaction.

Goodwill

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, noncontractual relationships and agreements between us and Comcast. Because the allocation of purchase price and estimated values of identifiable assets and liabilities are not yet final, the amount of total goodwill is not yet final and is subject to change.

Contribution of Comcast Content Business

The following assets and liabilities of the contributed Comcast Content Business were consolidated by us at their historical or carry-over basis as of January 28, 2011.

(in millions)
Assets
Total current assets	$769
Programming costs and rights	493
Investments	274
Property and equipment, net	167
Goodwill	2,537
Other intangible assets, net	871
Other noncurrent assets	10
Total assets	$5,121

Liabilities
Total current liabilities	$353
Capital leases, less current portion	15
Other noncurrent liabilities	216
Total liabilities	$584

Redeemable noncontrolling interests	$136
Noncontrolling interests	$57

Transaction-Related Expenses

In connection with the Joint Venture Transaction, we have incurred incremental transition and integration expenses. Additionally, included in our condensed consolidated statement of income are severance, retention and accelerated share-based compensation expenses incurred as a result of the Joint Venture Transaction of $15 million for the three months ended September 30, 2011, $82 million for the period from January 29, 2011 through September 30, 2011 and $49 million for the period from January 1, 2011 through January 28, 2011.

Universal City Development Partners

On July 1, 2011, we acquired the remaining 50% equity interest in UCDP that we did not already own for $1 billion. UCDP is now a wholly owned consolidated subsidiary whose operations are reported in our Theme Parks segment. We funded this acquisition with cash on hand, borrowings under our revolving credit facility and the issuance to Comcast of a $250 million one-year subordinated note. The note bears interest at an annual rate of 1.75% over three month LIBOR.

Preliminary Allocation of Purchase Price

Because we now control UCDP, we have applied acquisition accounting and its results of operations are included in our consolidated results of operations following the acquisition date.

The carrying value of our investment in UCDP on July 1, 2011 was $1 billion, which approximated its fair value and, therefore, no gain was recognized. The estimated fair values of the assets and liabilities acquired are not yet final and are subject to change. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis, but no later than one year from the acquisition date.

The table below presents the preliminary allocation of purchase price to the acquired assets and liabilities of UCDP.

Preliminary Allocation of Purchase Price

(in millions)
Property and equipment	$2,441
Intangible assets	70
Working capital	242
Long-term debt	(1,505)
Deferred revenue	(89)
Other noncurrent assets and liabilities	(5)
Noncontrolling interests acquired	(5)
Fair value of identifiable net assets acquired	1,149
Goodwill	909
$2,058

Financing Transactions

Borrowings under our revolving credit facility, along with cash on hand at UCDP, were used to terminate UCDP’s existing $801 million term loan immediately following the acquisition. In addition, on August 1, 2011, UCDP completed its redemption of $140 million aggregate principal amount of its 8.875% senior notes due 2015 and $79 million aggregate principal amount of its 10.875% senior subordinated notes due 2016.

As of September 30, 2011, $260 million aggregate principal amount of UCDP’s senior notes and $146 million aggregate principal amount of UCDP’s senior subordinated notes remained outstanding. See Note 9 for additional information on the carrying value of UCDP’s senior and senior subordinated notes as of September 30, 2011.

Unaudited Actual and Pro Forma Information

Our consolidated revenue for the three and nine months ended September 30, 2011 included $375 million from UCDP. Our consolidated net income (loss) attributable to NBCUniversal for the three and nine months ended September 30, 2011 included incremental net income of $56 million from the acquisition of the remaining 50% equity interest in UCDP on July 1, 2011.

The following unaudited pro forma information has been presented as if both the Joint Venture Transaction and our UCDP transaction occurred on January 1, 2010. This information is based on historical results of operations, adjusted for the allocation of purchase price and other transaction-related adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since January 1, 2010. No pro forma adjustments have been made for our incremental transition and integration costs.

	Actual	Pro Forma	Pro Forma
	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue	$5,200	$4,974	$15,386	$14,683
Net income (loss) before noncontrolling interests	$501	$543	$1,363	$904
Net income (loss) attributable to NBCUniversal	$469	$501	$1,236	$781

Dispositions

On January 24, 2011, we signed an agreement to sell an independent Spanish-language television station that we owned and operated. In connection with this agreement, we recorded a loss of approximately $27 million, which is included in other income (loss) in our condensed consolidated statement of income for the period ended January 28, 2011. The station was placed in a divestiture trust on January 28, 2011 and was sold in July 2011.

Note 5: Related Party Transactions

Transactions with Comcast and Affiliates

Following the Joint Venture Transaction, we now report transactions with Comcast, our new parent, and its affiliates as related party transactions. The table below presents amounts due to and due from Comcast and its affiliates, as of September 30, 2011.

Successor
(in millions)	September 30, 2011
Amounts due from Comcast and affiliates
Receivables, net	$202
Amounts due to Comcast and affiliates
Accounts payable and accrued liabilities	$162
Related party borrowings	$251

Receivables, net primarily consists of subscriber fees owed by Comcast to us. Accounts payable and accrued liabilities primarily consists of transaction-related costs owed to Comcast, as well as amounts owed related to the participation of our employees in Comcast benefit plans. Related party borrowings consist of the $250 million one-year subordinated note payable to Comcast and related accrued interest.

Services Provided by and to Comcast

The table below presents revenue earned and operating costs and expenses incurred with Comcast and its affiliates following the closing of the Joint Venture Transaction.

	Successor
(in millions)	Three Months Ended September 30, 2011	For the Period January 29, 2011 to September 30, 2011
Revenue	$290	$773
Operating costs and expenses	$(16)	$(48)

Revenue with Comcast includes revenue generated from the distribution of our content by Comcast and its affiliates. Operating costs and expenses primarily relate to support services provided by Comcast to us. In connection with the closing of the Joint Venture Transaction, Comcast and NBCUniversal Holdings entered into a services agreement to provide each other and any subsidiaries with certain administrative, human resource, information technology and other support services. Charges for these services are intended for the provider to fully recover the service costs incurred.

In addition to the transactions disclosed above, following the close of the Joint Venture Transaction our employees participate in certain Comcast benefit plans. See Note 13 for additional information.

Transactions with GE and Affiliates

The table below presents amounts due to and due from GE and its affiliates, which are included in our condensed consolidated balance sheet.

	Successor	Predecessor
(in millions)	September 30, 2011	December 31, 2010
Amounts due from GE and affiliates
Receivables, net	$210	$76
Short-term loans to GE, net	$—	$8,072
Amounts due to GE and affiliates
Accounts payable and accrued liabilities	$725	$561

Receivables, net primarily relates to our monetization programs with GE and GE affiliates. See Note 17 for further information. Short-term loans to GE, net primarily represents our cash on deposit with GE, including the proceeds from our 2010 Senior Notes in excess of those used to repay our existing debt obligations. All intercompany loans with GE were settled upon closing of the Joint Venture Transaction.

Accounts payable and accrued liabilities primarily relates to cash collected on trade receivables to be paid to GE under our monetization programs, employee benefit related obligations and payments for other services provided by GE. See Note 13 for additional information on our participation in GE benefit plans. Also included are transaction and financing costs associated with the issuance of our 2010 Senior Notes that will be reimbursed to GE within one year of the closing of the Joint Venture Transaction.

Services Provided by and to GE

The table below presents related party revenue and costs and expenses incurred with GE and its affiliates for services rendered.

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Revenue	$4	$8
Operating costs and expenses	$(20)	$(57)
Other income (expense)	$(7)	$(20)

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2010
Revenue	$42	$4	$72
Operating costs and expenses	$(50)	$(19)	$(171)
Other income (expense)	$(23)	$(1)	$(64)

Revenue primarily relates to media advertising sales to GE and its affiliates. Operating costs and expenses in the Predecessor periods primarily relate to the allocation of corporate overhead from GE for services that GE provided to us, but which were not specifically billed to us, such as public relations, investor relations, treasury and internal audit services. Also included within operating costs and expenses for all periods are share-based compensation expenses related to certain of our employees (and, in limited circumstances, selected consultants, advisors and independent contractors) who participated, or continue to participate, in GE’s share-based compensation plans. See Note 14 for additional information. We also incur rent expense for the use of studio and office space in 30 Rockefeller Plaza and studio and office space leased by CNBC, as well as lease expense for a variety of equipment under operating leases with affiliates of GE. Other income (expense) in the Predecessor periods primarily represents interest expense related to Station Venture and its $816 million note due to General Electric Capital Corporation, a subsidiary of GE. See Note 7 for additional information on Station Venture. For all periods presented, we also recorded gains (losses) on the sale of our receivables under monetization programs with GE and its affiliates. See Note 17 for additional information.

Other Transactions with GE

In addition to the transactions described above, we also incur expense related to the participation of our employees in a number of employee benefit plans sponsored or managed by GE. See Note 13 for additional information.

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

Other Related Party Transactions

The table below presents amounts due to and due from other related parties, which are included in our condensed consolidated balance sheet.

	Successor	Predecessor
(in millions)	September 30, 2011	December 31, 2010
Amounts due from other related parties	$55	$75
Amounts due to other related parties	$10	$32

Amounts due from other related parties primarily relates to amounts owed resulting from the revenue activities described below. Amounts due to other related parties primarily represent cash collected by us on behalf of affiliated companies. Operating costs and expenses associated with other related parties were not material for all periods presented.

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Revenue	$28	$70

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2010
Revenue	$109	$22	$181

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

We also provide management services for certain of our equity method investments in exchange for a fee. Additionally, we receive license and other fees from certain premium television channels, digital media investments and certain of our associated companies in exchange for content or the right to use certain of our intellectual property.

Note 6: Film and Television Costs

	Successor	Predecessor
(in millions)	September 30, 2011	December 31, 2010
Film Costs:
Released, less amortization	$1,524	$1,175
Completed, not released	95	345
In-production and in-development	1,289	979
	2,908	2,499
Television Costs:
Released, less amortization	1,170	887
Completed, not released	—	1
In-production and in-development	202	130
	1,372	1,018
Programming rights, less amortization	2,144	906
	6,424	4,423
Less: Current portion of programming rights	1,055	533
Film and television costs	$5,369	$3,890

As of September 30, 2011, acquired film and television libraries had remaining unamortized costs of $1.1 billion. Amortization of acquired film and television libraries, included in operating costs and expenses totaled $46 million and $11 million for the three months ended September 30, 2011 and 2010, respectively, and $126 million, $4 million and $32 million for the periods ended September 30, 2011, January 28, 2011 and the nine months ended September 30, 2010, respectively.

Note 7: Investments

	Successor	Predecessor
(in millions)	September 30, 2011	December 31, 2010
Available-for-sale securities	$21	$27
Equity method	3,230	1,348
Cost method	137	348
Investments	$3,388	$1,723

Our investments were remeasured to fair value as of January 28, 2011. Equity method investments held as of September 30, 2011 primarily consist of our investments in A&E Television Networks, The Weather Channel and MSNBC.com. The amortization of the basis difference arising from the adjustment to fair value included in equity income of investees, net in our condensed consolidated statement of income was $12 million and $42 million for the three months ended September 30, 2011 and for the period January 29, 2011 through September 30, 2011, respectively. Equity method investments held by the Comcast Content Business were $273 million as of September 30, 2011. During the period ended January 28, 2011, we sold a cost method investment in an affiliate of GE. See Note 5 for additional information. On July 1, 2011 we completed our acquisition of the remaining 50% equity interest in UCDP that we did not already own. As a result, we no longer record UCDP as an equity method investment. See Note 4 for additional information.

Variable Interest Entities

Station Venture

We own a 79.62% equity interest and a 50% voting interest in Station Venture, a variable interest entity. The remaining equity interests in Station Venture are held by LIN TV, Corp. (“LIN TV”). Station Venture holds an indirect interest in the NBC network affiliated local television stations in Dallas, Texas and San Diego, California through its ownership interests in Station Venture Operations, LP (“Station LP”), a less than wholly owned consolidated subsidiary. Station Venture is the obligor on an $816 million senior secured note that is due in 2023 to General Electric Capital Corporation, a subsidiary of GE, as servicer. The note is non-recourse to us, guaranteed by LIN TV and collateralized by substantially all of the assets of Station Venture and Station LP.

In January 2010, upon adoption of amended guidance related to the consolidation of variable interest entities, we included Station Venture in our consolidated financial statements. We recorded $4 million, $17 million and $50 million of interest expense incurred by Station Venture, for the period ended January 28, 2011, three months ended September 30, 2010 and nine months ended September 30, 2010, respectively, and also a corresponding noncontrolling interest representing LIN TV’s share of Station Venture’s interest expense for all periods. The senior secured note was classified as related party borrowings in our consolidated balance sheet as of December 31, 2010.

In connection with the closing of the Joint Venture Transaction, GE has indemnified us for all liabilities we may incur as a result of any credit support, risk of loss or similar arrangement related to the senior secured note in existence prior to the closing of the Joint Venture Transaction on January 28, 2011. Due to the change in circumstances, we are no longer the primary beneficiary of, and accordingly do not consolidate, Station Venture. The carrying value of our equity method investment in Station Venture as of September 30, 2011 was zero. Because the assets of Station LP serve as collateral for Station Venture’s $816 million senior secured note, we have recorded a $482 million liability in our preliminary allocation of purchase price, representing the fair value of the net assets that collateralize the note.

We do not hold any other variable interests that are material to our consolidated financial statements.

Note 8: Intangible Assets

		Successor		Predecessor
		September 30, 2011		December 31, 2010
(in millions)	Original useful life at September 30, 2011	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets	4-20 years	$13,970	$(2,278)	$1,162	$(818)
Indefinite-lived intangible assets	N/A	3,253		2,208
Total identifiable intangible assets		17,223	(2,278)	3,370	(818)
Total identifiable intangible assets, less accumulated amortization		$14,945		$2,552

Our finite-lived intangible assets primarily consist of our relationships with advertisers and multichannel video providers and our indefinite-lived intangible assets primarily consist of trade names and FCC licenses.

The intangible assets recorded as a result of the UCDP transaction primarily consist of the rights to use certain characters and trademarks in our theme parks. See Note 4 for additional information.

Note 9: Long-Term Debt

As of September 30, 2011, our debt had an estimated fair value of $11.1 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

UCDP Senior and Senior Subordinated Notes

As of September 30, 2011, the carrying value of UCDP’s outstanding 8.875% senior notes due 2015 and 10.875% senior subordinated notes due 2016 that we now consolidate was $287 million and $172 million, respectively. See Note 4 for additional information on the UCDP transaction and related financing transactions.

Revolving Bank Credit Facility

In June 2011, we amended our revolving credit facility to, among other things, increase the commitment under the facility to $1.5 billion from $750 million, reduce the interest rate payable under the facility and extend the maturity date to June 2016 from January 2014. On July 1, 2011, borrowings under the revolving credit facility were used to fund a portion of our acquisition of the remaining 50% equity interest in UCDP that we did not already own and to terminate UCDP’s existing term loan immediately following the acquisition. As of September 30, 2011, we had $200 million outstanding under this facility, which was subsequently repaid in full in October 2011.

Commercial Paper

In August 2011, we initiated a commercial paper program to fund our short-term working capital requirements. The program allows for a maximum of $1.5 billion of commercial paper to be issued at any one time. Our revolving credit facility supports this program.

During the three months ended September 30, 2011, we issued $749 million face amount of commercial paper, net of repayments. We utilized the proceeds from these issuances to repay our borrowings under our revolving credit facility and fund our short-term working capital requirements.

Note 10: Derivative Financial Instruments

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in foreign exchange rates and interest rates. Our objective is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the derivatives used to economically hedge them. We do not engage in any speculative or leveraged derivative transactions. Depending on our exposure to foreign exchange or interest rates, we will either designate or not designate a derivative financial instrument as an accounting hedge and record the derivative financial instrument in our consolidated balance sheet at fair value. Changes in the fair value of derivative financial instruments that are not designated as hedges and do not qualify for hedge accounting are recognized in income. We formally document, at inception of the hedging relationship, derivative financial instruments designated to hedge the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”) or the exposure to changes in cash flows of a forecasted transaction (“cash flow hedge”), and evaluate them for effectiveness at the time they are designated, as well as throughout the hedging period.

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

We manage our exposure to fluctuations in interest rates by using derivative financial instruments such as interest rate exchange agreements (“swaps”). During the period from January 29, 2011 through September 30, 2011, we entered into a number of fixed to variable interest rate swap contracts to manage our exposure to the risks associated with changes in the fair value of certain of the 2010 Senior Notes. The maturities of these contracts range from 2014 to 2016, corresponding to the respective maturities of the underlying debt being hedged. We account for these swap contracts as fair value hedges, and changes in the fair value of these derivative financial instruments offset changes in the fair value of the underlying debt, and both are recorded in interest expense in our consolidated statement of income.

We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

See Note 11 for additional information on the fair value measurements of our derivative financial instruments as of September 30, 2011 and December 31, 2010.

Cash Flow Hedges

Pretax Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Foreign Exchange Contracts
Deferred gain (loss) recognized	$—	$(6)
Deferred (gain) loss reclassified to income	—	(2)
Total change in accumulated other comprehensive income	$—	$(8)

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2010
Foreign Exchange Contracts
Deferred gain (loss) recognized	$(3)	$(3)	$16
Deferred (gain) loss reclassified to income	1	—	(8)
Total change in accumulated other comprehensive income	$(2)	$(3)	$8

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

Nondesignated Derivative Financial Instruments

Amount of Gain (Loss) Recognized in Income

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Foreign Exchange Contracts
Total gain (loss)	$9	$(1)

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2010
Foreign Exchange Contracts
Total gain (loss)	$5	$(10)	$3

Notional Principal Amounts of Our Derivative Financial Instruments Outstanding

	Successor	Predecessor
(in millions)	September 30, 2011	December 31, 2010
Instruments qualifying as accounting hedges:
Foreign exchange contracts	$71	$152
Interest rate swaps	750	—

Instruments other than accounting hedges:
Foreign exchange contracts	$759	$516

The notional principal amounts presented in the table above provide one measure of the activity related to a particular risk exposure but do not represent the amount of our exposure to credit loss or market loss, or reflect the gains or losses associated with the exposures and transactions that the foreign exchange contracts and interest rate swaps are intended to offset. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the derivative financial instruments.

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

The majority of our derivatives portfolio is valued using internal models that use observable inputs, including interest rate curves and both forward and spot prices for foreign currencies. Derivative assets and liabilities included in Level 2 primarily represent interest rate swaps and foreign exchange contracts. See Note 10 for additional information on our derivative financial instruments.

Our financial instruments valued using Level 3 inputs consist of available-for-sale securities. These investments are initially recorded at cost and remeasured to fair value on a recurring basis at the end of each quarter using unobservable inputs, which include company-specific information and other third-party transactions. We did not incur any other-than-temporary impairments for any of the periods presented. The changes in our Level 3 financial instruments were not material for all periods presented.

Our financial instruments that are measured at fair value on a recurring basis are presented in the table below.

Recurring Fair Value Measures

	Fair value as of September 30, 2011				Fair value as of December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$—	$21	$21	$—	$—	$27	$27
Foreign exchange contracts	—	14	—	14	—	3	—	3
Interest rate swap agreements	—	33	—	33	—	—	—	—
	$—	$47	$21	$68	$—	$3	$27	$30
Liabilities
Foreign exchange contracts	$—	$14	$—	$14	$—	$7	$—	$7
	$—	$14	$—	$14	$—	$7	$—	$7

Note 12: Noncontrolling Interests

Certain of the subsidiaries that we consolidate are not wholly owned. Some of the agreements with the minority partners of these subsidiaries contain redemption features whereby interests held by the minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. If interests were to be redeemed under these agreements, we would generally be required to purchase the interest at fair value on the date of redemption. These interests are presented on the balance sheet outside of equity under the caption “Redeemable noncontrolling interests.” Noncontrolling interests that do not contain such redemption features are presented in equity.

In August 2011, we issued an equity interest in a consolidated subsidiary. A portion of the interest is currently redeemable and recorded at the redemption value and included in the tables below. The difference between the fair value and the carrying value of the noncontrolling interest resulted in an increase of $89 million to member’s capital of NBCUniversal.

The table below presents the changes in equity resulting from net income attributable to NBCUniversal and transfers from or to noncontrolling interests.

	Successor	Predecessor
(in millions)	For the Period from January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2010
Net income attributable to NBCUniversal	$1,189	$(23)	$921
Transfers from (to) noncontrolling interests:
Increase in NBCUniversal member’s capital resulting from the issuance of noncontrolling equity interest	89	—	—
Changes in Member’s equity from net income attributable to NBCUniversal and transfers from (to) noncontrolling interests	$1,278	$(23)	$921

Redeemable Noncontrolling Interests

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Beginning balance	$144	$—
Additions	40	—
Distributions	(2)	—
Net income attributable to noncontrolling interest	—	—
Ending Balance	$182	$—

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2010
Beginning balance	$136	$—	$—
Additions	40	—	—
Distributions	(2)	—	—
Net income attributable to noncontrolling interest	8	—	—
Ending Balance	$182	$—	$—

Note 13: Pension, Postretirement and Other Employee Benefit Plans

NBCUniversal Employee Benefit Plans

NBCUniversal’s nonqualified and qualified defined benefit plans provide a lifetime income benefit for eligible participants based on an individual’s length of service and related compensation. Our nonqualified plan gives credit to eligible participants for service provided before the close of the Joint Venture Transaction, to the extent that participants did not vest in GE’s supplemental pension plan sponsored by GE. We have also agreed to reimburse GE for amounts related to participants of the supplemental pension plan who were vested as of January 28, 2011. Our qualified plan does not give credit for prior service since GE assumed all obligations related to the vesting of employees in the GE primary pension plan upon the closing of the Joint Venture Transaction and this plan is closed to new participants.

Our new postretirement medical and life insurance benefit plans provide continued coverage to employees eligible to receive such benefits and give credit for service provided by the eligible participants before the closing of the Joint Venture Transaction. Certain covered employees also retain the right, upon retirement, to elect to participate in corresponding plans sponsored by GE. To the extent our employees make such elections, we will reimburse GE for any amounts due. We did not, however, assume any obligation for benefits due to employees who were retired at the closing of the Joint Venture Transaction and were eligible to receive benefits under GE’s postretirement medical and life insurance programs.

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

	Successor
	Three Months Ended September 30, 2011		For the Period January 29, 2011 to September 30, 2011
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service cost	$27	$1	$72	$4
Interest cost	$3	$2	$9	$6

	Successor
As of September 30, 2011 (in millions)	Pension Benefits	Postretirement Benefits
Benefit obligation	$326	$170
Discount rate	5.5%-6.0%	5.75%
Compensation increases	4.5%-5.0%	5.0%
Initial healthcare trend rate	N/A	2.7%-9.1%

Effective upon the closing of the Joint Venture Transaction, we also established a new 401(k) defined contribution retirement plan for U.S. employees, with 100% matching employer contributions on the first 3.5% of pay plus additional contributions based on employee classification and management discretion. The related expense for the three months ended September 30, 2011 and the period January 29, 2011 through September 30, 2011 was $20 million and $41 million, respectively.

Comcast and GE Benefit Plans

Prior to January 28, 2011, our employees participated in GE-sponsored employee benefit plans, including GE’s primary defined benefit pension plan, a nonqualified supplemental pension plan, a defined contribution savings plan and a number of GE health and life insurance plans. Further, pursuant to a transition services agreement with GE, our international employees will continue to participate in GE employee benefit plans for eighteen months after the closing of the Joint Venture Transaction or until we establish new employee benefit plans to replace the GE programs, whichever occurs first. We have also agreed to reimburse GE for amounts paid by GE for specified employee benefit and insurance programs that GE will continue to administer, which includes $47 million related to our withdrawal from certain international benefit plans that was paid to GE in the three months ended September 30, 2011.

Substantially all of the employees of the Comcast Content Business participate in the Comcast Postretirement Healthcare Stipend Program (the “stipend plan”). The stipend plan provides an annual stipend for reimbursement of healthcare costs to each eligible employee based on years of service and the benefits are fixed at a predetermined amount. As of September 30, 2011, our liability related to this plan was $6 million. Additionally, certain of our employees are eligible to contribute a portion of their compensation through payroll deductions to a retirement investment plan sponsored by Comcast. Costs associated with these plans are allocated to us by Comcast, and we reimburse Comcast in cash for these allocated costs.

The tables below present the amounts charged to us by Comcast and GE and recognized in our condensed consolidated statement of income related to our employees’ active participation in Comcast and GE sponsored plans during the respective periods presented.

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Comcast benefit plans(a)	$2	$—
GE pension plans(b)	—	5
GE health and life insurance plans and other(c)	—	45
Other GE benefit plans(d)	—	8
	$2	$58

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2010
Comcast benefit plans(a)	$7	$—	$—
GE pension plans(b)	—	20	14
GE health and life insurance plans and other(c)	—	20	139
Other GE benefit plans(d)	—	3	26
	$7	$43	$179

(a)	Represents cost related to the stipend plan and the Comcast retirement investment plan.

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

Deferred Compensation

As of the closing of the Joint Venture Transaction, we established a deferred compensation plan, which is an unfunded, nonqualified plan that permits a select group of highly compensated employees to voluntarily defer up to 75% of base salary and 100% of eligible bonus compensation. Participants in the plan designate one or more valuation funds (independently established funds or indices), which are used to determine the amount of earnings to be credited or debited to the participant’s account.

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

In the case of both deferred compensation plans, participants are eligible to receive distributions of the amounts credited to their account based on elected deferral periods that are consistent with the plans and applicable tax law. As of September 30, 2011, we had a deferred compensation benefit obligation of $116 million in our condensed consolidated balance sheet representing our obligation under these plans.

Note 14: Share-Based Compensation

Comcast and GE Equity Plans

Following the closing of the Joint Venture Transaction, certain of our employees receive awards of stock options and restricted share units (“RSUs”) under Comcast equity plans.

Prior to the closing of the Joint Venture Transaction, GE granted stock options and RSUs to certain of our employees and in limited circumstances to consultants, advisors and independent contractors, the majority of which vested upon the closing of the Joint Venture Transaction on January 28, 2011. However, certain specified GE stock option and RSU grants did not vest upon the closing, and will continue to vest based on the original vesting period of the award. The expense associated with both the accelerated vesting of stock options and RSUs and the ongoing awards is reflected in our condensed consolidated statement of income and is not payable in cash to GE, but rather it is recorded to member’s capital in our condensed consolidated statement of changes in equity.

The following tables show the amounts recognized in our statement of income for the periods presented related to share-based compensation resulting from the participation of our employees in Comcast and GE equity plans.

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Comcast equity awards
Stock options	$5	$—
Restricted share units	5	—
GE equity awards
Stock options	2	5
Restricted share units	(1)	4
	$11	$9

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2010
Comcast equity awards
Stock options	$9	$—	$—
Restricted share units	13	—	—
GE equity awards
Stock options	3	32	13
Restricted share units	11	(1)	12
	$36	$31	$25

Employee Stock Purchase Plans

Following the closing of the Joint Venture Transaction, certain of our employees are eligible to participate in employee stock purchase plans, which offer eligible employees the opportunity to purchase shares of Comcast Class A common stock at a 15% discount. We recognize the fair value of the discount associated with shares purchased under the plans as share-based compensation expense. The employee cost associated with participation in these plans for the three months and year to date period ended September 30, 2011 was not material.

Note 15: Income Taxes

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

GE and Comcast have indemnified NBCUniversal Holdings and us with respect to our income tax obligations attributable to periods prior to the closing of the Joint Venture Transaction. As a result, we have recorded an indemnification asset of $51 million as of September 30, 2011. All deferred income taxes relating to U.S. federal tax matters have been retained by GE and Comcast, as applicable, and as a result, no deferred tax assets and liabilities related to U.S federal tax matters are expected to be included in our Successor consolidated balance sheet.

Note 16: Supplemental Financial Information

Receivables

	Successor	Predecessor
(in millions)	September 30, 2011	December 31, 2010
Receivables, gross	$3,698	$2,733
Less: Allowance for returns and customer incentives	351	485
Less: Allowance for doubtful accounts	27	85
Receivables, net	$3,320	$2,163

The table below presents our unbilled receivables related to long-term licensing arrangements included in our condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010. Current and noncurrent unbilled receivables are recorded in receivables, net and noncurrent receivables, net, respectively.

	Successor	Predecessor
(in millions)	September 30, 2011	December 31, 2010
Current	$197	$307
Noncurrent, net of imputed interest	648	435
Total	$845	$742

Our trade receivables do not represent a significant concentration of credit risk at September 30, 2011 and December 31, 2010 due to the wide variety of customers and markets into which our products are sold and their dispersion across geographic areas.

Property and Equipment

	Successor	Predecessor
(in millions)	September 30, 2011	December 31, 2010
Land	$714	$249
Buildings and leasehold improvements	2,914	1,358
Furniture, fixtures and equipment	1,473	1,510
Construction in process	328	242
Property and equipment, at cost	5,429	3,359
Less: Accumulated depreciation	508	1,524
Property and equipment, net	$4,921	$1,835

As of September 30, 2011, property and equipment of the Comcast Content Business and UCDP was $426 million and $2.5 billion, respectively, with associated accumulated depreciation of $275 million and $47 million, respectively.

Operating Costs and Expenses

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Programming and production	$2,650	$2,023
Advertising, marketing and promotion	468	454
Other	1,131	801
Operating costs and expenses	$4,249	$3,278

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2010
Programming and production	$6,725	$711	$6,751
Advertising, marketing and promotion	1,378	153	1,140
Other	2,843	307	2,371
Operating costs and expenses	$10,946	$1,171	$10,262

Net Cash Provided by Operating Activities

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2010
Net income (loss) before noncontrolling interests	$1,307	$(25)	$961
Adjustments to reconcile net income before noncontrolling interests to net cash provided by (used in) operating activities:
Depreciation and amortization	773	27	263
Amortization of film and television costs	4,748	549	4,357
Noncash compensation expense	14	48	—
Equity in income of investees, net	(202)	(25)	(207)
Cash received from investees	221	—	139
Deferred income taxes	18	(473)	105
Net loss on investment activity and other	7	27	26
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Increase (decrease) in receivables, net	(4)	(675)	168
Increase (decrease) in film and television costs	(5,280)	(590)	(4,461)
(Increase) decrease in accounts payable, accrued liabilities, accrued participations and residuals, program obligations and deferred revenues	19	524	(349)
Change in other operating assets and liabilities	91	(16)	(1)
Net cash provided by (used in) operating activities	$1,712	$(629)	$1,001

Cash Payments for Interest and Income Taxes

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2010
Interest	$213	$1	$52
Income taxes	$112	$493	$342

Other Cash Flow Information

As of January 28, 2011 (in millions)
Cash and cash equivalents of our existing businesses	$470
Comcast Content Business contributed cash balances	38
Cash and cash equivalents at beginning of Successor period	$508

Note 17: Receivables Monetization

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

We account for receivables monetized through both our prior and new programs as sales in accordance with the authoritative guidance. We receive deferred consideration from the assets sold in the form of a receivable, which is funded by residual cash flows after the senior interests have been fully paid. The deferred consideration is recorded at its initial fair value, which includes a provision for estimated losses we expect to incur related to these interests. The accounts receivable we sold that underlie the deferred consideration are generally short-term in nature, and therefore, the fair value of the deferred consideration approximated its carrying value as of September 30, 2011 and December 31, 2010.

For the majority of the receivables monetized under the new programs, an affiliate of GE is responsible for servicing the receivables and remitting collections to the owner and the lenders. We perform this service on the affiliate’s behalf for a fee that is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded in our condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010. The sub-servicing fees are included in net (loss) gain on sale presented in the table below, which is a component of other income (expense), net in our condensed consolidated statement of income.

Effect on Income from Receivables Monetization and Cash Flows on Transfers

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net (loss) gain on sale	$(7)	$(5)
Net cash proceeds (payments) on transfers	$(168)	$(146)

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2010
Net (loss) gain on sale	$(24)	$1	$(17)
Net cash proceeds (payments) on transfers	$(542)	$(177)	$(249)

Receivables Monetized and Deferred Consideration

	Successor	Predecessor
(in millions)	September 30, 2011	December 31, 2010
Monetized receivables sold	$809	$1,446
Deferred consideration	$204	$74

In addition to the amounts presented above, we had $552 million and $500 million payable to our new and prior securitization programs as of September 30, 2011 and December 31, 2010, respectively. These amounts represent cash receipts that are not yet remitted to the securitization program as of the balance sheet date and are recorded in accounts payable and accrued liabilities in our condensed consolidated balance sheet.

Note 18: Commitments and Contingencies

Commitments

As part of the Joint Venture Transaction, the Comcast Content Business was consolidated by us at its historical or carry-over basis as of January 28, 2011. As such, our minimum annual commitments increased due to the consolidation of the Comcast Content Business. The increase primarily relates to commitments under programming rights agreements. The total increase in minimum commitments was approximately $9.1 billion.

Legal Matters

We are subject to legal proceedings and claims that arise in the ordinary course of our business. We do not expect the final disposition of these matters to have a material adverse effect on our results of operations, cash flows or financial condition, although any such matters could be time consuming, costly and injure our reputation.

Guarantees

As discussed in Note 7, in connection with the closing of the Joint Venture Transaction, GE has indemnified us for all liabilities we may incur as a result of any credit support, risk of loss or similar arrangement related to the Station Venture senior secured note in existence prior to the close of the Joint Venture Transaction on January 28, 2011. Because the assets of Station LP serve as collateral for Station Venture’s $816 million senior secured note, we have recorded a $482 million liability representing the estimated fair value of the assets of Station LP.

We have previously provided guarantees in the ordinary course of business, including the guarantee of a loan of UCDP and a guarantee of UCDP’s obligations under a consulting agreement with a third party. Following our acquisition of the remaining 50% of UCDP that we did not already own on July 1, 2011, the loan guarantee was terminated and the consulting agreement guarantee now represents a guarantee of our own performance and is assigned no value in our condensed consolidated balance sheet.

Note 19: Financial Data by Business Segment

Following the closing of the Joint Venture Transaction, we present our operations in four reportable segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks.

We also revised our primary measure of operating performance of our segments in the first quarter of 2011 to operating income (loss) before depreciation and amortization to align our results based on how we now assess the operating performance of our segments. We use operating income (loss) before depreciation and amortization, excluding impairment charges related to tangible and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash amortization expense arising from intangible assets recognized in connection with the Joint Venture Transaction. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP. In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by management.

Following our acquisition of the remaining 50% equity interest in UCDP that we did not already own, we revised our measure of operating performance for our Theme Parks segment. Operating income (loss) before depreciation and amortization for our Theme Parks segment now includes 100% of the results of operations of UCDP. Prior to this transaction, equity income (loss) of investees was included in operating income before depreciation and amortization for this segment due to the significance of our equity method investment in UCDP to the Theme Parks segment. We have recast our segment results of operations for all periods presented to reflect our current reportable segments and segment performance measure.

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Revenue
Cable Networks	$2,097	$1,200
Broadcast Television	1,511	1,468
Filmed Entertainment	1,096	1,190
Theme Parks	580	531
Total segment revenue	5,284	4,389
Headquarters and Other(a)	9	24
Eliminations(b)	(93)	(457)
Total revenue	$5,200	$3,956

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2010
Revenue
Cable Networks	$5,670	$389	$3,554
Broadcast Television	4,094	464	4,976
Filmed Entertainment	2,972	353	3,287
Theme Parks	1,376	115	1,122
Total segment revenue	14,112	1,321	12,939
Headquarters and Other(a)	34	5	54
Eliminations(b)	(856)	(120)	(1,057)
Total revenue	$13,290	$1,206	$11,936

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Operating Income (Loss) Before Depreciation and Amortization
Cable Networks	$751	$538
Broadcast Television	(7)	69
Filmed Entertainment	54	82
Theme Parks	285	252
Headquarters and Other(a)	(132)	(103)
Eliminations(b)(c)	—	(160)
Total operating income (loss) before depreciation and amortization	951	678
Depreciation	144	55
Amortization	188	24
Total operating income	$619	$599

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2010
Operating Income (Loss) Before Depreciation and Amortization
Cable Networks	$2,196	$143	$1,679
Broadcast Television	218	(16)	63
Filmed Entertainment	(62)	1	95
Theme Parks	607	37	399
Headquarters and Other(a)	(381)	(99)	(325)
Eliminations(b)(c)	(234)	(31)	(237)
Total operating income (loss) before depreciation and amortization	2,344	35	1,674
Depreciation	262	19	189
Amortization	511	8	74
Total operating income	$1,571	$8	$1,411

	Successor	Predecessor
(in millions)	September 30, 2011	December 31, 2010
Total assets(d)
Cable Networks	$28,684	$17,522
Broadcast Television	7,402	7,330
Filmed Entertainment	3,765	6,162
Theme Parks	5,053	3,079
Total segment assets	44,904	34,093
Headquarters and Other	5,591	10,941
Eliminations(c)	(552)	(2,610)
Total assets	$49,943	$42,424

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

(c)

The results of operations and total assets attributable to UCDP for periods prior to July 1, 2011 that are now included in our measure of profitability for our Theme Parks segment have been eliminated in order to reconcile to our condensed consolidated financial statements. Prior to July 1, 2011, UCDP was recorded as an equity method investment in our consolidated financial statements.

(d)

Total assets of our reportable segments as of September 30, 2011 include a preliminary allocation of goodwill recorded in connection with the Joint Venture Transaction. The preliminary allocation of purchase price to the assets and liabilities acquired of our existing businesses and the allocation of goodwill to our reportable segments is not complete and is subject to change.

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

On January 28, 2011, Comcast Corporation (“Comcast”) closed its transaction (the “Joint Venture Transaction”) with General Electric Company (“GE”) to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). Comcast now controls and owns 51% of NBCUniversal Holdings and GE owns the remaining 49%. As part of the Joint Venture Transaction, NBC Universal, Inc. (our “Predecessor”) was converted into a limited liability company named NBCUniversal Media, LLC (“NBCUniversal”), which is a wholly owned subsidiary of NBCUniversal Holdings. Comcast contributed to NBCUniversal its national cable programming networks, including E!, Golf Channel, G4, Style and VERSUS, its regional sports and news networks, consisting of ten regional sports networks and three regional news channels, certain of its Internet businesses, including DailyCandy and Fandango, and other related assets (the “Comcast Content Business”). In addition to contributing the Comcast Content Business, Comcast also made a cash payment to GE of $6.2 billion, which included various transaction-related costs.

Due to the change in control of our company from GE to Comcast, we remeasured our assets and liabilities to fair value as of January 28, 2011 to reflect Comcast’s basis in the assets and liabilities of our existing businesses. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans and appropriate discount rates. The preliminary fair value of the consideration transferred and the preliminary allocation of purchase price to the assets and liabilities acquired as a result of the Joint Venture Transaction are not yet final and are subject to change. The assets and liabilities of the Comcast Content Business contributed by Comcast have been reflected at their historical or carryover basis, as Comcast has maintained control of the Comcast Content Business. The impact of the Joint Venture Transaction is included in our consolidated results of operations after January 28, 2011. These results are discussed in more detail below under “Consolidated Operating Results.” Periods marked “Predecessor” in our condensed consolidated financial statements for the nine months ended September 30, 2010 do not reflect the Joint Venture Transaction.

Following the closing of the Joint Venture Transaction, we present our operations in four reportable segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. A brief discussion of our segments is presented below.

Cable Networks

Our Cable Networks segment consists primarily of our national cable entertainment networks (USA Network, Syfy, E!, Bravo, Oxygen, Style, G4, Chiller, Cloo (formerly Sleuth) and Universal HD); our national news and information networks (CNBC, MSNBC and CNBC World); our national cable sports networks (Golf Channel and VERSUS); our regional sports and news networks; our international entertainment and news and information networks (including CNBC Europe, CNBC Asia and our Universal Networks International portfolio of networks); our cable television production studio; and certain digital media properties consisting primarily of brand-aligned and other websites, such as DailyCandy, Fandango and iVillage.

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

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood, our Wet ‘n Wild water park, and fees from intellectual property licenses and other services from third parties that own and operate Universal Studios Japan and Universal Studios Singapore. Through June 30, 2011, we held a 50% equity interest in, and received special and other fees from, Universal City Development Partners, Ltd, (“UCDP”), which owns Universal Studios Florida and Universal’s Islands of Adventure. On July 1, 2011, we acquired the remaining 50% equity interest in UCDP for $1 billion. As a result, UCDP is now a wholly owned consolidated subsidiary, and its results are included in our consolidated results of operations following the acquisition.

Significant Developments

The following are the more significant developments in our businesses during the nine months ended September 30, 2011:

•	the close of the Joint Venture Transaction on January 28, 2011

•	our acquisition of the remaining 50% equity interest in UCDP for $1 billion on July 1, 2011

•	an increase in consolidated revenue of 21% to $14.5 billion and an increase in consolidated operating income of 12% to $1.6 billion

•	an increase resulting from the consolidation of the Comcast Content Business to revenue of $2.1 billion and to operating income before depreciation and amortization of $633 million

•	an increase resulting from the acquisition of the remaining 50% equity interest in UCDP to revenue of $375 million and to operating income before depreciation and amortization of $174 million

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

•	the initiation of our commercial paper program in August 2011 and subsequent issuance of $749 million face amount of commercial paper, net of repayments

Consolidated Operating Results

The following tables set forth our results of operations as reported in our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). GAAP requires that we separately present our results for the periods from January 1, 2011 to January 28, 2011 (the “Predecessor period”) and from January 29, 2011 to September 30, 2011 (the “Successor period”). Management believes that reviewing our operating results for the nine months ended September 30, 2011 by combining the results of the Predecessor and Successor periods is more useful in identifying any trends in, or reaching conclusions regarding, our overall operating performance, and performs reviews at that level. Accordingly, in addition to presenting our results of operations as reported in our condensed consolidated financial statements in accordance with GAAP, the table below presents the non-GAAP combined results for the nine months ended September 30, 2010, which we also use to compute the percentage change from the prior year, as we believe this presentation provides the most meaningful basis for comparison of our results. The combined operating results may not reflect the actual results we would have achieved had the Joint Venture Transaction closed prior to January 28, 2011 and may not be predictive of future results of operations.

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Increase/ (Decrease)
Revenue	$5,200	$3,956	31.4%
Operating costs and expenses	4,249	3,278	29.6
Depreciation	144	55	159.9
Amortization	188	24	NM
	4,581	3,357	36.4
Operating income	619	599	3.5
Other Income (Expense):
Equity in income of investees, net	55	103	(47.0)
Interest expense	(114)	(76)	50.0
Interest income	6	10	(40.0)
Other income (expense), net	(9)	8	(212.5)
	(62)	45	(239.1)
Income (loss) before income taxes and noncontrolling interests	557	644	(13.6)
(Provision) benefit for income taxes	(56)	(218)	(74.4)
Net income (loss) before noncontrolling interests	501	426	17.5
Net (income) loss attributable to noncontrolling interests	(32)	(17)	98.1
Net income (loss) attributable to NBCUniversal	$469	$409	14.2%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Percentage changes that are considered not meaningful are denoted with NM.

	Successor	Predecessor	Combined	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Increase/ (Decrease)
Revenue	$13,290	$1,206	$14,496	$11,936	21.4%
Costs and Expenses:
Operating costs and expenses	10,946	1,171	12,117	10,262	18.1
Depreciation	262	19	281	189	48.4
Amortization	511	8	519	74	NM
	11,719	1,198	12,917	10,525	22.7
Operating income	1,571	8	1,579	1,411	11.9
Other Income (Expense):
Equity in income of investees, net	202	25	227	207	9.3
Interest expense	(278)	(37)	(315)	(169)	86.4
Interest income	13	4	17	38	(55.3)
Other income (expense), net	(52)	(29)	(81)	(34)	138.2
	(115)	(37)	(152)	42	NM
Income (loss) before income taxes and noncontrolling interests	1,456	(29)	1,427	1,453	(1.8)
(Provision) benefit for income taxes	(149)	4	(145)	(492)	(70.5)
Net income (loss) before noncontrolling interests	1,307	(25)	1,282	961	33.3
Net (income) loss attributable to noncontrolling interests	(118)	2	(116)	(40)	192.8
Net income (loss) attributable to NBCUniversal	$1,189	$(23)	$1,166	$921	26.5%

Revenue

Consolidated revenue increased for the three months ended September 30, 2011 compared to the same period in 2010 primarily due to an increase in our Cable Networks segment and the impact of our acquisition of UCDP in our Theme Parks segment, offset by a decrease in our Filmed Entertainment segment. Consolidated revenue increased for the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to increases in our Cable Networks and Theme Parks segments, offset by a decrease in our Broadcast Television segment due to the absence of the 2010 Vancouver Olympic Games. The revenue increase in our Cable Networks segment includes revenue from the Comcast Content Business for the three and nine months ended September 30, 2011 of $758 million and $2.1 billion, respectively. The revenue increase for the three and nine months ended September 30, 2011 in our Theme Parks segment includes $375 million related to the consolidation of UCDP. Revenue for our segments is discussed separately under the heading “Segment Operating Results.”

Operating Costs and Expenses

Consolidated operating costs and expenses increased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily due to increased programming, distribution and marketing expenses in our Cable Networks, Broadcast Television and Filmed Entertainment segments as well as an increase of $201 million following our acquisition of the remaining 50% equity interest in UCDP in our Theme Parks segment in July 2011. The increase in operating costs and expenses in our Cable Networks segment includes operating costs and expenses from the Comcast Content Business for the three and nine months ended September 30, 2011 of $521 million and $1.4 billion, respectively. Operating costs and expenses for the three and nine months ended September 30, 2011 also included $15 million and $131 million, respectively, of one-time, nonrecurring expenses related to severance, retention and accelerated share-based compensation expense as a result of the closing of the Joint Venture Transaction. The increase for the nine months ended September 30, 2011 was partially offset by a decrease in programming costs in our Broadcast Television segment due to the absence of the 2010 Vancouver Olympic Games. Operating costs and expenses for our segments are discussed separately under the heading “Segment Operating Results.”

Depreciation and Amortization

Depreciation expense for the three and nine months ended September 30, 2011 increased compared with the same periods in 2010 primarily due to the consolidation of UCDP in the current quarter and the higher level of depreciation incurred due to the application of acquisition accounting to our fixed assets held as of January 28, 2011. Approximately $139 million and $374 million, of the increased amortization expense for the three and nine months ended September 30, 2011, respectively, resulted from incremental amortization of the fair value adjustments for finite-lived intangible assets recorded as a result of the Joint Venture Transaction.

Equity in Income of Investees, Net

The decrease for the three months ended September 30, 2011 primarily relates to our acquisition of the remaining 50% equity interest in UCDP in July 2011. As a result, we no longer record UCDP as an equity method investment following the acquisition date. The increase for the nine months ended September 30, 2011 primarily relates to increased equity earnings from our equity method investment in UCDP attributable to the performance of The Wizarding World of Harry Potter™, which opened in June 2010, partially offset by the effects of the subsequent consolidation of UCDP in the current quarter. See “Segment Operating Results — Theme Parks Segment Results of Operations” for further information. Equity in income of investees, net includes $12 million and $42 million for the three and nine months ended September 30, 2011, respectively, of incremental amortization of the basis differences resulting from the increased fair value of our investments that was recorded as a result of the Joint Venture Transaction.

Interest Expense

Interest expense increased for the three and nine months ended September 30, 2011 primarily due to the incremental interest expense associated with the $9.1 billion of senior notes issued in April and October 2010.

Other Income (Expense), Net

Other income (expense) for the three months ended September 30, 2011 remained relatively comparable to the same period in the prior year. The increase in expense for the nine months ended September 30, 2011 relates primarily to the $27 million loss recorded in January 2011 related to our agreement to sell an independent Spanish-language television station. The station was placed into a divesture trust in January 2011 and was sold in July 2011.

Provision for Income Taxes

As a result of the closing of the Joint Venture Transaction, we converted into a limited liability company, and our company is disregarded for U.S. federal income tax purposes as an entity separate from NBCUniversal Holdings, a tax partnership. NBCUniversal and our subsidiaries will not incur any current or deferred U.S. federal income taxes. Our tax liability is comprised primarily of withholding and income taxes on foreign earnings. The decrease in our provision for income taxes in the three and nine months ended September 30, 2011 is reflective of these changes in our tax status.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased for the three and nine months ended September 30, 2011 primarily due to income associated with the noncontrolling interests in the regional sports networks contributed by Comcast as part of the Joint Venture Transaction and the impact of the deconsolidation, effective January 28, 2011, of Station Venture Holdings, LLC (“Station Venture”), a variable interest entity. See Note 7 to our condensed consolidated financial statements for additional information on Station Venture.

Segment Operating Results

Beginning in the first quarter of 2011, we present our operations in four reportable segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks.

We also revised our primary measure of operating performance of our segments to operating income (loss) before depreciation and amortization to align our results based on how we now assess the operating performance of our segments. We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash amortization expense arising from intangible assets recognized in connection with the Joint Venture Transaction. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP in the business segment footnote to our consolidated financial statements (see Note 19 to our consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP. In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by management.

Following our acquisition of the 50% equity interest in UCDP that we did not already own, we revised our measure of operating performance for our Theme Parks segment. Operating income (loss) before depreciation and amortization for our Theme Parks segment now includes 100% of the results of operations of UCDP. Prior to this transaction, equity in income (loss) of investees was included in operating income before depreciation and amortization in this segment due to the significance of our equity method investment in UCDP to the Theme Parks segment. We have recast our segment results of operations for all periods presented to reflect our current reportable segments and segment performance measure.

The following section provides an analysis of the results of operations for each of our four segments for the periods indicated.

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Increase/ (Decrease)
Revenue
Cable Networks	$2,097	$1,200	74.8%
Broadcast Television	1,511	1,468	2.9
Filmed Entertainment	1,096	1,190	(7.8)
Theme Parks	580	531	9.1
Headquarters and Other	9	24	(60.6)
Eliminations	(93)	(457)	(79.6)
Total	$5,200	$3,956	31.4%

Operating Income (Loss) Before Depreciation and Amortization
Cable Networks	$751	$538	39.7%
Broadcast Television	(7)	69	(109.9)
Filmed Entertainment	54	82	(33.7)
Theme Parks	285	252	12.6
Headquarters, other and eliminations	(132)	(263)	(49.8)
Total	$951	$678	40.2%

	Successor	Predecessor	Combined	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Increase/ (Decrease)
Revenue
Cable Networks	$5,670	$389	$6,059	$3,554	70.4%
Broadcast Television	4,094	464	4,558	4,976	(8.4)
Filmed Entertainment	2,972	353	3,325	3,287	1.2
Theme Parks	1,376	115	1,491	1,122	32.9
Headquarters and Other	34	5	39	54	(26.2)
Eliminations	(856)	(120)	(976)	(1,057)	(7.6)
Total	$13,290	$1,206	$14,496	$11,936	21.4%

Operating Income (Loss) Before Depreciation and Amortization
Cable Networks	$2,196	$143	$2,339	$1,679	39.3%
Broadcast Television	218	(16)	202	63	221.9
Filmed Entertainment	(62)	1	(61)	95	(163.4)
Theme Parks	607	37	644	399	61.2
Headquarters, other and eliminations	(615)	(130)	(745)	(562)	32.7
Total	$2,344	$35	$2,379	$1,674	42.1%

Cable Networks Segment Results of Operations

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Increase/ (Decrease)
Revenue
Distribution	$1,095	$591	85.2%
Advertising	803	513	56.5
Other	199	96	108.1
Total revenue	2,097	1,200	74.8
Operating costs and expenses	1,346	662	103.2
Operating income (loss) before depreciation and amortization	$751	$538	39.7%

	Successor	Predecessor	Combined	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Increase/ (Decrease)
Revenue
Distribution	$2,954	$188	$3,142	$1,767	77.8%
Advertising	2,228	162	2,390	1,529	56.3
Other	488	39	527	258	103.9
Total revenue	5,670	389	6,059	3,554	70.4
Operating costs and expenses	3,474	246	3,720	1,875	98.3
Operating income (loss) before depreciation and amortization	$2,196	$143	$2,339	$1,679	39.3%

Cable Networks Segment — Revenue

Revenue for the three months ended September 30, 2011 includes $457 million, $237 million and $64 million of distribution, advertising and other revenue, respectively, attributable to the Comcast Content Business. Revenue for the Successor period from January 29, 2011 through September 30, 2011 includes $1.2 billion, $669 million and $155 million of distribution, advertising and other revenue, respectively, attributable to the Comcast Content Business. Excluding this impact, distribution revenue increased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily due to rate increases and an increase in the number of subscribers to our cable networks. Advertising revenue increased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily due to increases in the price of advertising units sold. Other revenue increased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily due to increases in the licensing of our owned content from our cable production studio.

For the three and nine months ended September 30, 2011, approximately 13% and 12%, respectively, of our Cable Networks segment revenue was generated from transactions with Comcast.

The current collective bargaining agreement with the National Basketball Association (“NBA”) players’ union expired at the end of the 2010-11 season. If the NBA lockout continues, the number of NBA games that we broadcast on our cable networks, and the revenue from those broadcasts, may be affected.

Cable Networks Segment — Operating Costs and Expenses

Operating costs and expenses include $521 million and $1.4 billion related to the Comcast Content Business for the three months ended September 30, 2011 and the Successor period from January 29, 2011 through September 30, 2011, respectively. Excluding this impact, operating costs and expenses increased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily due to higher programming and production costs associated with an increase in the volume of original programming. We have invested and expect to continue to invest in new programming that will cause our programming and production expenses to increase in the future.

Broadcast Television Segment Results of Operations

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Increase/ (Decrease)
Revenue
Advertising	$974	$975	(0.1)%
Content licensing	399	343	16.1
Other	138	150	(8.1)
Total revenue	1,511	1,468	2.9
Operating costs and expenses	1,518	1,399	8.4
Operating income (loss) before depreciation and amortization	$(7)	$69	(109.9)%

	Successor	Predecessor	Combined	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Increase/ (Decrease)
Revenue
Advertising	$2,683	$315	$2,998	$3,468	(13.5)%
Content licensing	1,080	111	1,191	927	28.2
Other	331	38	369	581	(36.2)
Total revenue	4,094	464	4,558	4,976	(8.4)
Operating costs and expenses	3,876	480	4,356	4,913	(11.3)
Operating income (loss) before depreciation and amortization	$218	$(16)	$202	$63	221.9%

Broadcast Television Segment — Revenue

Advertising revenue for the three months ended September 30, 2011 remained comparable to the same period in 2010, as an increase in the price of advertising units sold was substantially offset by lower political advertising at our owned local television stations, as well as a decline in audience ratings, primarily in our primetime schedule. To date, the NBC network has experienced lower audience ratings for its 2011 fall primetime schedule than its 2010 schedule, and a continued decline in audience ratings could negatively affect our advertising revenue in future periods. Advertising revenue for the nine months ended September 30, 2011 decreased compared to the same period in 2010 primarily due to revenue recognized in the prior year related to the 2010 Vancouver Olympics. Content licensing revenue for the three and nine months ended September 30, 2011 increased compared to the same periods in 2010 primarily due to the increased licensing of our owned content in international markets in the current quarter and the impact of new licensing agreements for certain prior season and library content entered into during the nine months ended September 30, 2011. Other revenue for the three and nine months ended September 30, 2011 decreased compared to the same periods in 2010 primarily due to a decline in DVD sales in the three months ended September 30, 2011 and the absence of the Vancouver Olympics during the nine months ended September 30, 2011.

Broadcast Television Segment — Operating Costs and Expenses

Operating costs and expenses increased for the three months ended September 30, 2011 primarily due to increases in programming costs associated with our primetime and news programming and a reduction in bad debt reserves in the same period in 2010. Operating costs and expenses decreased for the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to $1 billion of programming costs recognized in 2010 associated with the 2010 Vancouver Olympics. Excluding the impact of the Vancouver Olympics, operating costs and expenses increased for the nine months ended September 30, 2011 primarily due to higher programming costs associated with the greater number of original prime time series in 2011, as well as an increase in advertising and promotion costs. We have invested and expect to continue to invest in new programming that will cause our programming and production expenses to increase in the future.

Filmed Entertainment Segment Results of Operations

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Increase/ (Decrease)
Revenue
Theatrical	$196	$288	(32.2)%
Content licensing	337	356	(5.2)
Home entertainment	427	357	19.8
Other	136	189	(27.9)
Total revenue	1,096	1,190	(7.8)
Operating costs and expenses	1,042	1,108	(5.9)
Operating (loss) income before depreciation and amortization	$54	$82	(33.7)%

	Successor	Predecessor	Combined	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Increase/ (Decrease)
Revenue
Theatrical	$816	$58	$874	$724	20.6%
Content licensing	867	170	1,037	1,007	3.1
Home entertainment	947	97	1,044	1,090	(4.1)
Other	342	28	370	466	(20.9)
Total revenue	2,972	353	3,325	3,287	1.2
Operating costs and expenses	3,034	352	3,386	3,192	6.1
Operating (loss) income before depreciation and amortization	$(62)	$1	$(61)	$95	(163.4)%

Filmed Entertainment Segment — Revenue

Theatrical revenue for the three months ended September 30, 2011 decreased compared to the same period in 2010 primarily due to the strong performance of our prior year release of Despicable Me. Theatrical revenue for the nine months ended September 30, 2011 increased compared to the same period in 2010 primarily due to an increase in the number of theatrical releases in our 2011 slate and the strong performance of the second quarter 2011 releases of Fast Five and Bridesmaids.

Content licensing revenue for the three months ended September 30, 2011 decreased compared to the same period in 2010 and increased for the nine months ended September 30, 2011 compared to the prior year. The changes for both periods were primarily due to the timing of when our owned and acquired films were made available to licensees.

Home entertainment revenue for the three months ended September 30, 2011 increased compared to the same period in 2010 primarily due to the number of new releases in 2011 as well as increased sales primarily related to Fast Five and Bridesmaids in the current year. Home entertainment revenue for the nine months ended September 30, 2011 decreased compared to the same period in 2010 primarily due to declines in DVD sales in the U.S. resulting from fewer and a different mix of titles released compared to the same period in 2010 and an overall decline in the DVD market. Several factors have contributed to the overall decline in the DVD market, including weak economic conditions, the maturation of the standard-definition DVD format, piracy, and intense competition for consumer discretionary spending and leisure time. DVD sales have also been negatively affected by an increasing shift by consumers toward subscription rental services, discount rental kiosks and digital forms of entertainment, such as video on demand services, which generate less revenue per transaction than DVD sales. We expect that overall home entertainment revenue in 2011 will continue to be negatively affected by an overall decline in DVD sales.

Other revenue for the three and nine months ended September 30, 2011 decreased compared to the same periods in 2010 primarily due to decreases in revenue generated from our stage plays as a result of fewer shows.

Filmed Entertainment Segment — Operating Costs and Expenses

Operating costs and expenses for the three months ended September 30, 2011 decreased compared to the same period in 2010 primarily due to decreases in marketing expenses associated with promoting our theatrical releases and lower film cost amortization resulting from corresponding decreases in theatrical revenue, partially offset by film valuation adjustments.

Operating costs and expenses for the nine months ended September 30, 2011 increased compared to the same period in 2010 primarily due to an increase in marketing expenses associated with promoting our theatrical releases occurring in the second and third quarters of 2011, as well as increases in film cost amortization resulting from the corresponding increases in theatrical revenue.

Theme Parks Segment Results of Operations

	Successor	Predecessor
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Increase/ (Decrease)
Revenue	$580	$531	9.1%
Operating costs and expenses	295	279	5.8
Operating income (loss) before depreciation and amortization	$285	$252	12.6%

	Successor	Predecessor	Combined	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Increase/ (Decrease)
Revenue	$1,376	$115	$1,491	$1,122	32.9%
Operating costs and expenses	769	78	847	723	17.3
Operating income (loss) before depreciation and amortization	$607	$37	$644	$399	61.2%

The above tables include 100% of the results of operations of UCDP, as if we consolidated this entity for all periods presented, in order to reflect our current measure of operating income (loss) before depreciation for our Theme Parks segment. Our consolidated results of operations only reflect 100% of the results of operations of UCDP following the acquisition date.

Theme Parks Segment — Revenue

Revenue for the three months ended September 30, 2011 increased compared to the same period in 2010 primarily due to an increase in per capita spending at our Universal theme parks in Orlando and Hollywood. Revenue for the nine months ended September 30, 2011 increased compared to the same period in 2010 primarily due to an increase in attendance and per capita spending at our Universal theme parks in Orlando and Hollywood driven by the continued strong performance of The Wizarding World of Harry Potter™ and King Kong, respectively.

Theme Parks Segment — Operating Costs and Expenses

Operating costs and expenses for the three and nine months ended September 30, 2011 increased compared to the same periods in 2010 primarily due to additional variable costs associated with corresponding increases in attendance and per capita spending at our Universal theme parks in Orlando and Hollywood.

We have invested and expect to continue to invest in existing and new theme park attractions and infrastructure. These costs can vary from year to year.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents on hand, dividends from investees, collections from our receivables and cash obtained from external financing. Our principal uses of cash are to pay operating costs and expenses, fund capital expenditures and make investments in business opportunities. We also use cash to make dividend and distribution payments and also to pay interest and income taxes. Our outstanding debt increased significantly as a result of the issuance of the senior notes in 2010 in connection with the Joint Venture Transaction. We may also need to access external capital markets in the future for additional financing. This additional debt and the related incremental interest expense could adversely affect our operations and financial condition or limit our ability to secure capital and other resources. We believe, however, that the future cash generated from our operations, combined with our available borrowing capacity under our revolving credit facility and commercial paper program, will continue to provide us with sufficient liquidity for the foreseeable future.

Historically, our board of directors had declared dividends from time to time approximately in the amount of total cash available for dividends. Since the closing of the Joint Venture Transaction and our conversion to a limited liability company, NBCUniversal Holdings, our sole member, has made and will continue to cause us to make distributions or loans to NBCUniversal Holdings to meet its cash requirements. These requirements include an obligation to make distributions of cash on a quarterly basis to enable its indirect owners (Comcast and GE) to meet their obligations to pay taxes on taxable income generated by our business. In addition, Comcast and GE have rights that may require NBCUniversal Holdings to redeem GE’s interests in NBCUniversal Holdings at various times. NBCUniversal Holdings, however, has no independent source of cash, other than distributions or loans from our company. Our ability to make distributions or loans may be limited by contractual arrangements. Comcast does not guarantee our debt obligations, and any future redemptions of GE’s interest in NBCUniversal Holdings are expected to be funded primarily through our cash flows from operating activities and borrowing capacity. If any borrowings to fund either of GE’s two potential redemptions would result in our exceeding a certain leverage ratio or losing investment grade status or if NBCUniversal Holdings cannot otherwise fund such redemptions, Comcast is committed to fund up to $2.875 billion in cash or its common stock for each of the two potential redemptions (for an aggregate of up to $5.75 billion) to the extent NBCUniversal Holdings cannot fund the redemptions, with amounts not used in the first redemption available for the second redemption.

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

On July 1, 2011, we acquired the remaining 50% equity interest in UCDP for $1 billion. As a result, UCDP is now a wholly owned consolidated subsidiary. We funded this acquisition with cash on hand, borrowings under our revolving credit facility and the issuance to Comcast of a $250 million one-year subordinated note. Additional borrowings under our revolving credit facility, along with cash on hand at UCDP, were used to terminate UCDP’s existing $801 million term loan immediately following the acquisition. On August 1, 2011, UCDP completed its redemption of $140 million aggregate principal amount of its 8.875% senior notes due 2015 and $79 million aggregate principal amount of its 10.875% senior subordinated notes due 2016. Following the redemption, $260 million principal amount of UCDP’s senior notes and $146 million of UCDP’s senior subordinated notes remained outstanding. In October 2011, we fully and unconditionally guaranteed these senior and senior subordinated notes. See “Contractual Obligations and Guarantees” for additional information.

Other Cash Management Programs and Capital Resources

We have historically managed our cash in part through participation in cash management programs established by GE and its affiliates, including certain cash pooling arrangements and, at times, short-term loans. Upon the closing of the Joint Venture Transaction, we ceased our participation in these programs and established new internal cash management arrangements. We also monetized trade accounts receivable through programs established with GE and various GE subsidiaries. The effects of these monetization transactions are included in operating activities in our consolidated statement of cash flows. Following the closing of the Joint Venture Transaction, we continue to monetize our receivables through new programs established with GE and its affiliates and other third parties. For more information, see Note 17 to our condensed consolidated financial statements.

In response to the high cost of producing films, we have entered into film cofinancing arrangements with third parties to jointly finance or distribute certain of our film productions. These arrangements can take various forms. In most cases, the form of the arrangement involves the grant of an economic interest in a film to an investor. Investors generally assume the full risks and rewards of ownership proportionate to their ownership in the film, and, therefore, our proceeds are accounted for as a reduction to the capitalized cost of the film, and related cash flows are reflected in net cash flow from operating activities. The availability of cofinancing arrangements has decreased in recent years, and we believe that it will continue to decrease in the future.

Cash Flows

The net change in cash and cash equivalents for the nine months ended September 30, 2011 and 2010, respectively, is as follows:

	Successor	Predecessor	Combined	Predecessor
(in millions)	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Increase/ (Decrease)
Cash provided by (used in) operating activities	$1,712	$(629)	$1,083	$1,001	8.3%
Cash provided by (used in) investing activities	(935)	315	(620)	(244)	154.2
Cash provided by (used in) financing activities	(239)	(300)	(539)	(796)	(32.3)
Increase (decrease) in cash and cash equivalents	$538	$(614)	$(76)	$(39)	93.4%

Operating Activities

Cash provided by operating activities increased for the nine months ended September 30, 2011 primarily due to significant cash inflows in the period January 29, 2011 through September 30, 2011, partially offset by cash outflows in the Predecessor period ended January 28, 2011. The cash outflows in the Predecessor period were primarily due to federal tax payments related to the repatriation of foreign earnings, tax payments to GE related to the settlement of certain tax positions in preparation for our conversion to a limited liability company and a net cash outflow on our receivables monetization program. The significant cash inflows in the Successor period ended September 30, 2011 were primarily a result of operating cash flow generated by the Comcast Content Business, as well as improvements in our working capital, partially offset by an increase in interest payments due to the impact of our 2010 Senior Notes being outstanding for the entire period.

Investing Activities

Cash used by investing activities increased in the nine months ended September 30, 2011 primarily due to our acquisition of the remaining 50% equity interest in UCDP, net of cash acquired, offset by $331 million received from the sale of our cost method investment in an affiliate of GE in the Predecessor period ended January 28, 2011.

Financing Activities

Cash used in financing activities decreased for the nine months ended September 30, 2011 primarily due to the financing transactions related to our acquisition of the remaining 50% equity interest in UCDP in July 2011 and issuance of commercial paper in the three months ended September 30, 2011, as well as a $332 million repurchase of a preferred stock interest from an affiliate of GE in the Predecessor period ended January 28, 2011 and increased distributions to noncontrolling interests due to consolidation of the Comcast Content Business in the Successor period ended September 30, 2011. The financing transactions related to the UCDP transaction included the issuance to Comcast of a $250 million one-year subordinated note to fund a portion of the final purchase price, the use of cash on hand at UCDP and borrowings under our revolving credit facility to terminate UCDP’s $801 million term loan and the redemption of $219 million of UCDP’s senior and senior subordinated notes in August 2011. The issuance of commercial paper was used to repay our revolving credit facility borrowings and fund our short-term working capital requirements. In addition, during the Successor period ended September 30, 2011, we made distributions to NBCUniversal Holdings of $176 million and final distributions in the second quarter of 2011 to Comcast and GE that totaled $78 million related to the closing of the Joint Venture Transaction. In the Predecessor period ended January 28, 2011, our dividend paid to GE was substantially offset by GE’s repayment of our loans that we had previously paid to GE upon the issuance of the 2010 Senior Notes.

Available Borrowings Under Credit Facilities

We maintain availability under our revolving lines of credit to meet our short-term liquidity requirements. We amended our revolving credit facility on June 28, 2011 to, among other things, increase the commitment under the facility to $1.5 billion from $750 million, reduce the interest rate payable under the facility and extend the maturity date to June 2016 from January 2014. As of September 30, 2011, we had $200 million outstanding under this facility, which was subsequently repaid in full in October 2011.

Commercial Paper

In August 2011, we initiated a commercial paper program to fund our short-term working capital requirements. The program allows for a maximum of $1.5 billion of commercial paper to be issued at any one time. Our revolving bank credit facility supports this program.

During the three months ended September 30, 2011, we issued $749 million face amount of commercial paper, net of repayments. We utilized the proceeds from these issuances to repay borrowings under our revolving credit facility and fund our short-term working capital requirements.

Contractual Obligations and Guarantees

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

We have previously provided guarantees in the ordinary course of business, including the guarantee of a loan of UCDP and a guarantee of UCDP’s obligations under a consulting agreement with a third party. Following our acquisition of the remaining 50% of UCDP that we did not already own on July 1, 2011, the loan guarantee was terminated and the consulting agreement guarantee now represents a guarantee of our own performance and is assigned no value in our condensed consolidated balance sheet.

In October 2011, we fully and unconditionally guaranteed the $260 million aggregate principal amount outstanding of UCDP’s 8.875% senior notes due 2015 and $146 million aggregate principal amount outstanding of UCDP’s 10.875% senior subordinated notes due 2016. The guarantee includes the payment of principal, premium, if any, and interest.

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

For a discussion of all of our accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Registration Statement on Form S-4 filed on July 12, 2011.

Fair Value of the Assets and Liabilities of Our Existing Businesses and UCDP

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

Below is a summary of the methodologies and significant assumptions used in estimating the fair value of certain of the assets and liabilities of our existing businesses as of January 28, 2011 and also in estimating the fair value of the assets and liabilities of UCDP that we acquired in July 2011.

Film and Television Costs and Acquired Programming Rights

Film and television costs consist of preliminary estimates of fair value for released films and television series; completed, not released theatrical films; and television series and theatrical films in-production and in-development. Released theatrical films and television series and completed, not released theatrical films were valued using a multi-period cash flow model, a form of the income approach. This measure of fair value requires considerable judgments about the timing of cash flows and distribution patterns. Television series, theatrical films in-production and in-development, and acquired programming rights were valued using a replacement cost method.

Investments

The preliminary estimates of fair value for significant investments in nonpublic investees were valued using the income approach. This method starts with a forecast of all of the expected future net cash flows associated with the investment and then involves adjusting the forecast to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams of the underlying business.

Property and Equipment

The preliminary estimated fair value of acquired property and equipment was primarily determined using a market approach for land, and a replacement cost approach for depreciable property and equipment. The market approach for land assets represents a sales comparison that measures the value of an asset through an analysis of sales of comparable property. The replacement cost approach used for depreciable property and equipment measures the value of an asset by estimating the cost to acquire or construct comparable assets and adjusts for age and condition of the asset.

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

Preliminary Fair Values

Our estimates associated with the accounting for the Joint Venture and UCDP transactions will continue to change as final valuation reports are obtained and additional information becomes available regarding acquired assets and liabilities. The recorded amounts are preliminary and subject to change.

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

Changes in internal control over financial reporting

As a result of our acquisition of UCDP on July 1, 2011, our internal control over financial reporting subsequent to the date of acquisition includes certain additional internal controls relating to UCDP. Except as described above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of our business. We do not expect the final disposition of these matters to have a material adverse effect on our results of operations, cash flows or financial condition, although any such matters could be time consuming, costly and injure our reputation.

ITEM 1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our Registration Statement on Form S-4 filed with the SEC on July 12, 2011.

ITEM 6: EXHIBITS

Exhibit No.	Description
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from NBCUniversal’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, filed with the Securities and Exchange Commission on November 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUniversal Media, LLC

/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President (Principal Accounting Officer)

Date: November 2, 2011

3Q-10Q-11