Form 10-K
period 2011-12-31
NBCUniversal Media, LLC
filed 2012-02-23
CIK 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

Commission file number 333-174175

NBCUniversal Media, LLC

(Exact name of registrant as specified in its charter)

DELAWARE	14-1682529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Rockefeller Plaza, New York, New York	10112-0015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 664-4444

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practical date: Not applicable.

The Registrant meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

NBCUniversal Media, LLC

2011 Annual Report on Form 10-K

This Annual Report on Form 10-K is for the year ended December 31, 2011. This Annual Report on Form 10-K modifies and supersedes documents filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report on Form 10-K. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report on Form 10-K. Throughout this Annual Report on Form 10-K, we refer to NBCUniversal Media, LLC and its consolidated subsidiaries as “NBCUniversal,” “we,” “us” and “our;” and Comcast Corporation as “Comcast.”

Our registered trademarks include NBCUniversal and the NBCUniversal logo. This Annual Report on Form 10-K also contains other trademarks, service marks and trade names owned by us, as well as those owned by others.

Part I

Item 1: Business

We are one of the world’s leading media and entertainment companies. We develop, produce and distribute entertainment, news and information, sports and other content for global audiences, and we own and operate a diversified and integrated portfolio of some of the most recognizable media brands in the world.

On January 28, 2011, Comcast Corporation (“Comcast”) closed its transaction (the “Joint Venture Transaction”) with General Electric Company (“GE”) to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). Comcast now controls and owns 51% of NBCUniversal Holdings and GE owns the remaining 49%. As part of the Joint Venture Transaction, NBC Universal, Inc. (our “Predecessor”) was converted into a limited liability company named NBCUniversal Media, LLC (“NBCUniversal”), which is a wholly owned subsidiary of NBCUniversal Holdings. Comcast contributed to NBCUniversal its national cable networks, its regional sports and news networks, certain of its Internet businesses and other related assets (the “Comcast Content Business”). For additional information on the Joint Venture Transaction, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to our consolidated financial statements.

We report our operations as the following four reportable business segments:

•

Cable Networks: Consists primarily of our national cable television networks, our regional sports and news networks, our international cable networks, our cable television production studio, and our related digital media properties.

•

Broadcast Television: Consists primarily of our NBC and Telemundo broadcast networks, our NBC and Telemundo owned local television stations, our broadcast television production operations, and our related digital media properties.

•	Filmed Entertainment: Consists of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment and stage plays worldwide.

•	Theme Parks: Consists primarily of our Universal theme parks in Orlando and Hollywood.

For financial and other information about our reportable segments, refer to Note 21 to our consolidated financial statements included in this Annual Report on Form 10-K. For information on the Federal Communications Commission (“FCC”) order and the Department of Justice (“DOJ”) consent decree related to the Joint Venture Transaction, see Legislation and Regulation below.

Available Information and Websites

Our phone number is (212) 664-4444, and our principal executive offices are located at 30 Rockefeller Plaza, New York, NY, 10112-0015. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the SEC’s website at www.sec.gov and on our parent company website at www.comcast.com as soon as reasonably practicable after such reports are electronically filed with the SEC. The information posted on the Comcast website is not incorporated into our SEC filings.

1	NBCUniversal 2011 Annual Report on Form 10-K

Description of Our Businesses

Cable Networks

Our Cable Networks segment operates a diversified portfolio of 15 national cable networks, 13 regional sports and news networks, more than 60 international channels, and digital media properties consisting primarily of brand-aligned and other websites, including DailyCandy, Fandango and iVillage. The table below presents a summary of our national cable networks.

Cable Network	Approximate U.S. Subscribers at December 31, 2011 (in millions)(a)	Description of Programming
USA Network	99	General entertainment
Syfy	98	Imagination-based entertainment
E!	98	Entertainment and pop culture
CNBC	97	Business and financial news
MSNBC	95	24 hour news
Bravo	95	Entertainment, culture and arts
Golf Channel	85	Golf competition and golf entertainment
Oxygen	78	Women’s interests
NBC Sports Network (formerly VERSUS)	76	Sports
Style	76	Lifestyle
G4	61	Gamer lifestyle
Chiller	42	Horror and suspense
CNBC World	40	Global financial news
Cloo (formerly Sleuth)	39	Crime, mystery and suspense
Universal HD	25	HD, general entertainment programming

(a)

Subscriber data is based on The Nielsen Company’s January 2012 report, which covers the period from December 14, 2011 through December 20, 2011, except for Universal HD, which was derived from information provided by multichannel video providers.

Our 13 regional sports and news networks are Comcast SportsNet Philadelphia, Comcast SportsNet Mid-Atlantic (Baltimore/Washington), Cable Sports Southeast, Comcast SportsNet Chicago, MountainWest Sports Network, Comcast SportsNet California (Sacramento), Comcast SportsNet New England (Boston), Comcast SportsNet Northwest (Portland), Comcast Sports Southwest (Houston), Comcast SportsNet Bay Area (San Francisco), New England Cable News (Boston), Comcast Network Philadelphia and Comcast Network Mid-Atlantic (Baltimore/Washington).

We market and distribute our cable network programming in the United States and internationally to multichannel video providers, as well as to Internet and wireless distributors. These distributors may exhibit our content on television, online and through mobile applications, and in a range of consumer experiences that may include video on demand, electronic sell-through and pay-per-view.

Our cable networks develop their own programs or acquire programming rights from third parties. Our Cable Networks segment includes our production studio, Universal Cable Production, that identifies, develops and produces original content for cable television and other distribution platforms both for our cable networks and for those of third parties. We license this content to all forms of television, including broadcast and cable networks, and through home video and various digital media platforms, both in the United States and internationally.

Our Cable Networks segment primarily generates revenue from the distribution of our cable network programming and from the sale of advertising. Distribution revenue is generated from distribution agreements with multichannel video providers. Advertising revenue is generated from the sale of advertising time on our cable

NBCUniversal 2011 Annual Report on Form 10-K	2

networks and related digital media properties. We also generate content licensing and other revenue from the licensing and sale of our owned programming in the United States and internationally, including revenue from the sale of our owned programming on standard-definition digital video discs and Blu-ray discs (together, “DVDs”) and through digital media platforms, and from the licensing of our brands for consumer products.

Broadcast Television

Our Broadcast Television segment operates the NBC and Telemundo broadcast networks, which together serve audiences and advertisers in all 50 states, including the largest U.S. metropolitan areas. Our Broadcast Television segment also includes our owned and operated NBC and Telemundo local television stations, our broadcast television production operations and our related digital media properties.

Our Broadcast Television segment primarily generates revenue from the sale of advertising and from content licensing. Advertising revenue is generated from the sale of advertising time on our broadcast networks, owned local television stations and related digital media properties. Content licensing revenue is generated from the licensing of our owned programming in the United States and internationally. We also generate revenue from the sale of our owned programming on DVDs, through digital media platforms and from the licensing of our brands and characters for consumer products. In addition, our owned local television stations are beginning to receive retransmission fees from multichannel video providers in exchange for consent that allows carriage of the stations’ signal. We also receive a portion of the retransmission fees received by our NBC affiliated stations. We expect these fees to increase in the future as we, and our affiliated stations, renegotiate distribution agreements with multichannel video providers.

NBC Network

The NBC network distributes more than 5,000 hours of entertainment, news and sports programming annually, and its programs reach viewers in virtually all U.S. television households through more than 200 affiliated stations across the United States, including our 10 NBC owned local television stations. The NBC network develops a broad range of content through its entertainment, news and sports divisions and also airs a variety of special-events programming. The NBC network’s television library consists of rights of varying nature to more than 100,000 episodes of popular television content, including current and classic titles, unscripted programming, sports, news, long-form and short-form programming and locally produced programming from around the world. In addition, the NBC network operates various websites that extend its brands and content online.

The NBC network produces its own programs or acquires the rights to programming from third parties. We have various contractual commitments for the licensing of rights to multiyear programming, including sports programming. Our most significant sports programming commitments include an agreement with the NFL to produce and broadcast a specified number of regular season and playoff games, including NBC’s Sunday Night Football through the 2022-23 season and the 2012, 2015, 2018 and 2021 Super Bowls. In addition, the NBC network has broadcast the Summer Olympic Games since 1988 and the Winter Olympic Games since 2002, and owns the U.S. broadcast rights for the 2012 London Olympic Games, 2014 Sochi Olympic Games, 2016 Rio de Janeiro Olympic Games, 2018 Pyeongchang Olympic Games and 2020 Summer Olympic Games. We also have broadcast rights to a specified number of NHL games through the 2020-21 season and certain PGA TOUR Golf events through 2021. Our sports programming agreements also include rights to distribute content on our national cable sports networks, NBC Sports Network and Golf Channel, our regional sports networks where applicable, and on various digital media platforms.

Our broadcast television production operations create and produce original content, including scripted and unscripted series, talk shows and digital media projects that are sold to broadcast networks, cable networks, local television stations and other media platforms owned by us and third parties, as well as through home video, both in the United States and internationally. We also produce “first-run” syndicated shows, which are

3	NBCUniversal 2011 Annual Report on Form 10-K

programs for initial exhibition on local television stations in the United States, on a market-by-market basis, without prior exhibition on a network. We currently distribute some of our programs after their exhibition on a broadcast network, as well as older television programs from our library, to local television stations and cable networks in the off-network syndication market in the United States.

NBC Local Television Stations

We own and operate 10 NBC affiliated local television stations that collectively reached approximately 31 million U.S. television households, which represents approximately 27% of all U.S. television households, as of December 31, 2011. In addition to airing NBC’s national programming, our stations produce news, sports, public affairs and other programming that addresses local needs and acquire syndicated programming from other sources. The table below presents a summary of the NBC affiliated local television stations that we own and operate.

DMA Served(a)	Station	General Market Rank(b)	Percentage of U.S. Television Households(d)
New York, NY	WNBC	1	7%
Los Angeles, CA	KNBC	2	5%
Chicago, IL	WMAQ	3	3%
Philadelphia, PA	WCAU	4	3%
Dallas-Fort Worth, TX	KXAS(c)	5	2%
San Francisco-Oakland-San Jose, CA	KNTV	6	2%
Washington, D.C.	WRC	8	2%
Miami-Ft. Lauderdale, FL	WTVJ	16	1%
San Diego, CA	KNSD(c)	28	1%
Hartford, CT	WVIT	30	1%

(a)	Designated market area (“DMA”) served is defined by Nielsen Media Research as a geographic market for the sale of national spot and local advertising time.

(b)	General market rank is based on the relative size of the DMA among the 210 generally recognized DMAs in the United States based on Nielsen estimates for the 2011-12 season.

(c)	Owned through a joint venture with LIN TV Corp.

(d)

Based on Nielsen estimates for the 2011-12 season. The percentage of U.S. television households does not reflect the calculation of national audience reach under the FCC’s national television ownership cap limits. See “Legislation and Regulation – Broadcast Television – Ownership Limits – National Television Ownership.”

Telemundo

Telemundo is a leading Hispanic media company that produces, acquires and distributes Spanish-language content in the United States and internationally. Telemundo’s operations include the Telemundo network; its owned local television stations; mun2, a cable network featuring diverse, youth-oriented entertainment for bicultural Latinos; and Telemundo-related digital media properties consisting primarily of brand-aligned websites, such as Telemundo.com.

The Telemundo network is a leading Spanish-language broadcast network featuring original telenovelas, theatrical films, news, specials and sporting events. We develop our own programming primarily through Telemundo’s production studio and also acquire the rights to content from third parties. In 2011, we entered into an agreement with the Federation Internationale de Football Association (“FIFA”) to license the Spanish-language U.S. broadcast rights to FIFA World Cup soccer from 2015 through 2022 and also acquired the Spanish-language U.S. broadcast rights for the NFL games that the NBC network will broadcast as part of our agreement with the NFL that runs through the 2022-23 season.

NBCUniversal 2011 Annual Report on Form 10-K	4

Telemundo Local Television Stations

As of December 31, 2011, Telemundo owned 15 local television stations, including 14 local television stations affiliated with the Telemundo network and an independent television station in Puerto Rico. The table below presents a summary of these television stations, which collectively reached approximately 55% of U.S. Hispanic television households as of December 31, 2011.

DMA Served(a)	Station	Hispanic Market Rank(b)	Percentage of U.S. Hispanic Television Households(c)
Los Angeles, CA	KVEA	1	13%
New York, NY	WNJU	2	10%
Miami, FL	WSCV	3	5%
Houston, TX	KTMD	4	4%
Chicago, IL	WSNS-TV	5	4%
Dallas-Ft. Worth, TX	KXTX	6	4%
San Antonio, TX	KVDA(d)	7	3%
San Francisco-Oakland-San Jose, CA	KSTS	8	3%
Phoenix, AZ	KTAZ	9	2%
Fresno, CA	KNSO(d)	14	2%
Denver, CO	KDEN	16	2%
Las Vegas, NV	KBLR	23	1%
Boston, MA	WNEU(d)	24	1%
Tucson, AZ	KHRR	25	1%
Puerto Rico	WKAQ	—	—

(a)	DMA served is defined by Nielsen Media Research as a geographic market for the sale of national spot and local advertising time.

(b)	Hispanic market rank is based on the relative size of the DMA among approximately 14 million U.S. Hispanic households as of December 31, 2011.

(c)

Based on Nielsen estimates for the 2011-12 season. The percentage of U.S. Hispanic television households does not reflect the calculation of national audience reach under the FCC’s national television ownership cap limits. See “Legislation and Regulation – Broadcast Television – Ownership Limits – National Television Ownership.”

(d)	Operated by a third party that provides certain non-network programming and operations services under a time brokerage agreement.

Filmed Entertainment

Our Filmed Entertainment segment consists of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment worldwide in various media formats for theatrical, home entertainment, television and increasingly through other distribution platforms. We also develop, produce and license stage plays. Our content consists of theatrical films, direct-to-video titles and our film library, which is comprised of approximately 4,500 titles in a variety of genres.

We produce films both on our own and jointly with other studios or production companies, as well as with other entities. Our films are produced under both the Universal Pictures and Focus Features names. Our films are marketed and distributed worldwide primarily through our own marketing and distribution companies. We also acquire distribution rights to films produced by others, which may be limited to particular geographic regions, specific forms of media or certain periods of time.

After their theatrical release, we distribute our films globally for home entertainment use on DVD and in various digital formats, which includes the licensing of our films to third parties for electronic sell-through over the Internet.

We also license our films, including selections from our film library, to all forms of television, including broadcast, cable and premium networks, and pay-per-view and video on demand services. These arrangements for theatrical films generally provide for a specified number of exhibitions during a fixed term and include exclusive exhibition rights for the licensing of films for specified periods of time.

5	NBCUniversal 2011 Annual Report on Form 10-K

In response to the high cost of producing films, we have entered, and may continue to enter, into film cofinancing arrangements with third parties, including both studio and nonstudio entities, to jointly finance or distribute certain of our film productions. These arrangements can take various forms, but in most cases involve the grant of an economic interest in a film to an investor. Investors generally assume the full risks and rewards of ownership proportionate to their ownership in the film.

Our Filmed Entertainment segment primarily generates revenue from the worldwide theatrical release of our owned and acquired films, content licensing and home entertainment. Content licensing revenue is generated from the licensing of our owned and acquired films to broadcast, cable and premium networks, as well as other distribution platforms. Home entertainment revenue is generated from the licensing and sale of our owned and acquired films through DVD sales to retail stores, rental kiosks and subscription by mail, as well as through digital media platforms, including electronic sell through. We also generate revenue from distributing third parties’ filmed entertainment, producing stage plays, publishing music and licensing consumer products.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood. Universal Orlando includes two theme parks, Universal Studios Florida and Universal’s Islands of Adventure, as well as CityWalk, a dining, retail and entertainment complex. Universal Orlando also features three on-site themed hotels in which we own a noncontrolling interest. Our Universal theme park in Hollywood consists primarily of Universal Studios Hollywood. In addition, we license the right to use the Universal Studios brand name, certain characters and other intellectual property to third parties that own and operate the Universal Studios Japan theme park in Osaka, Japan and the Universal Studios Singapore theme park on Sentosa Island, Singapore. We also own a water park, Wet ‘n Wild, located in Orlando.

Our Theme Parks segment licenses the right to use a substantial amount of intellectual property from third parties for its themed elements in rides, attractions, retail outlets and merchandising.

Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending, as well as from management, licensing and other fees. Per capita spending includes ticket price and in-park spending on food, beverage and merchandise.

Competition

Cable Networks and Broadcast Television

Our cable networks, broadcast networks and owned local television stations compete for viewers’ attention and audience share with all forms of programming provided to viewers, including broadcast and cable networks, local television broadcast stations, premium networks, home entertainment, pay-per-view and video on demand services, online activities, including Internet streaming and downloading and websites providing social networking and user-generated content, and other forms of entertainment, news and information. In addition, our cable networks, broadcast networks and owned local television stations compete for advertising revenue with other national and local media, including other television networks, television stations, online and mobile outlets, radio stations and print media.

Our cable networks, broadcast networks and owned local television stations compete for the acquisition of programming and for on-air and creative talent with other cable and broadcast networks and local television stations. The market for programming is very competitive, particularly for sports programming, where the cost for such programming is significant.

NBCUniversal 2011 Annual Report on Form 10-K	6

Our cable networks compete with other cable networks for distribution by multichannel video providers. Our broadcast networks compete with the other broadcast networks in markets across the United States to secure affiliations with independently owned television stations, which are necessary to ensure the effective distribution of network programming to a nationwide audience.

In addition, our cable and broadcast television production operations compete with other production companies and creators of content for the acquisition of story properties, creative, performing and technical personnel, exhibition outlets and consumer interest in their products.

Filmed Entertainment

Our filmed entertainment business competes for audiences for its films and other entertainment content with other major studios, and, to a lesser extent, with independent film producers, as well as with alternative forms of entertainment. Our competitive position primarily depends on the number of films we produce, their distribution and marketing success, and consumer response. Our filmed entertainment business also competes to obtain creative, performing and technical talent, including writers, actors, directors and producers, and scripts for films. Our filmed entertainment business also competes with the other major studios and other producers of entertainment content for distribution of their content through various exhibition and distribution outlets and on digital media platforms.

Theme Parks

Our theme parks business competes with other multi-park entertainment companies. We also compete with other forms of entertainment, lodging, tourism and recreational activities. In order to maintain the competitiveness of our theme parks, we have invested and continue to invest in existing and new theme park attractions and infrastructure. The investment required to introduce new attractions in our theme parks can be significant.

Seasonality and Cyclicality

Each of our businesses is subject to seasonal and cyclical variations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Operating Results – Seasonality and Cyclicality” for additional information.

Legislation and Regulation

The Communications Act of 1934, as amended (the “Communications Act”), and FCC regulations and policies affect significant aspects of our businesses, which are also subject to other regulation by federal, state, local and foreign authorities under applicable laws and regulations. In addition, our businesses are subject to compliance with the terms of the FCC Order approving the Joint Venture Transaction (the “FCC Order”) and a consent decree entered into with the DOJ (the “DOJ Consent Decree”), which contain conditions and commitments of varying duration, ranging from three to seven years. Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations of existing statutes, rules or regulations, or prescribe new ones, which may significantly affect our businesses. We are unable to predict any such changes, or how any such changes will ultimately affect our businesses. The following paragraphs summarize material existing and potential future legal and regulatory requirements affecting our businesses, although reference should be made to the Communications Act, FCC regulations, the FCC Order, the DOJ Consent Decree and other legislation for further information.

7	NBCUniversal 2011 Annual Report on Form 10-K

Cable Networks

Program Access

The Communications Act and FCC regulations generally prevent cable networks affiliated with cable operators, other than terrestrially-delivered programming networks, from favoring affiliated cable operators over competing multichannel video providers, such as DBS providers and phone companies that offer multichannel video programming services, and limit the ability of these cable networks to offer exclusive programming arrangements to affiliated cable operators. This restriction is scheduled to end on October 5, 2012, although the FCC will evaluate whether it should extend that date. In addition, FCC regulations allow multichannel video providers to file program access complaints to try to show that their lack of access to a terrestrially-delivered programming network has hindered significantly their ability to deliver video programming to subscribers. Regardless of whether the FCC decides to sunset the exclusivity prohibitions in 2012, we will be subject to program access obligations under the terms of the FCC Order.

The FCC launched a rulemaking in 2007 to consider whether companies that own multiple cable networks should be required to make each of their networks available to multichannel video providers on a stand-alone or “unbundled” basis when negotiating distribution agreements, although it has not further acted on that rulemaking. We currently offer our cable networks on both a bundled and, when requested, on a stand-alone basis. Increased regulatory requirements imposed on the manner in which we negotiate programming distribution agreements with multichannel video providers may adversely affect our cable networks business.

Under the terms of the FCC Order, multichannel video providers can invoke commercial arbitration for program access pursuant to conditions adopted in the FCC Order against our cable networks, including our regional sports and news networks. In addition, under the FCC Order and DOJ Consent Decree, we are required to make certain of our cable, broadcast and film programming available to bona fide online video distributors under certain conditions, and they may invoke commercial arbitration pursuant to conditions adopted in the FCC Order and DOJ Consent Decree to resolve disputes regarding the availability of, and the terms and conditions of access to, such programming. For more information on these conditions, see “Broadcast Television” below and refer to the “Must-Carry/Retransmission Consent” discussion within that section.

Children’s Programming

The Children’s Television Act (“CTA”) and FCC regulations limit the amount and content of commercial matter that may be shown on cable networks and broadcast networks during programming originally produced and broadcast primarily for an audience of children under 13 years of age. The FCC is currently considering whether to prohibit interactive advertising during children’s television programming. The FCC Order includes certain commitments and conditions related to children’s television and advertising directed at children, including commitments that we will not insert interactive advertising into children’s television programming in any of the advertising spots we control as the programmer, and that we will provide at least $15 million worth of public service announcements on childhood obesity, FDA nutritional guidelines, digital literacy, and parental controls per year until 2016.

Broadcast Television

Licensing

The Communications Act permits the operation of local broadcast television stations only in accordance with a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity. The FCC grants television broadcast station licenses for specific periods of time and, upon application, may renew the licenses for additional terms. Under the Communications Act, television broadcast licenses may be granted for a maximum term of eight years. Generally, the FCC renews broadcast

NBCUniversal 2011 Annual Report on Form 10-K	8

licenses upon finding that the television station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or FCC regulations; and there have been no violations by the licensee of the Communications Act or FCC regulations, which, taken together, indicate a pattern of abuse.

In addition, CTA and FCC regulations also require that the FCC consider in its review of broadcast television station license renewals whether the station has served the educational and informational (“E/I”) needs of children. Under the FCC’s regulations, a station licensee will be deemed to have met its obligation to serve the E/I needs of children if it has broadcast on its main program stream a minimum of three hours per week of programming that has a significant purpose of serving the E/I needs of children under 17 years of age. For broadcast television stations that multicast, FCC regulations include a similar standard whereby the amount of E/I programming deemed to meet the station’s E/I obligation increases in proportion to the amount of free multicast programming aired. Under the FCC Order, we have committed to provide an additional hour of E/I programming per week on either the primary or multicast streams of our owned NBC affiliated local television stations and on the primary signal of our owned Telemundo affiliated local television stations. FCC regulations also limit the display during children’s programming of Internet addresses of websites that contain or link to commercial material or that use program characters to sell products. The FCC is considering whether the requirements for E/I programming have been effective in promoting the availability of educational content for children on broadcast television, and there can be no assurance that the FCC will not impose more stringent requirements.

Under the FCC Order, we have committed to expand local news and information programming on our owned local television stations and to enter into cooperative arrangements with locally focused nonprofit news organizations in certain markets.

Renewal applications are pending for a number of our broadcast television station licenses. The FCC may grant any license renewal application with or without conditions, including renewal for a lesser term than the maximum otherwise permitted. A station’s authority to operate is automatically extended while a renewal application is on file and under review. Three pending applications have been formally opposed by third parties and other applications are pending due to unresolved complaints of alleged indecency in the stations’ programming. The Communications Act also requires prior FCC approval for any sale of a broadcast station license, whether through the assignment of the license and related assets from one company to another or the transfer of control of the stock or other equity of a company holding an FCC license. Third parties may oppose such applications. The FCC may decline to renew or approve the transfer of a license in certain circumstances. Although we have received such renewals and approvals in the past, there can be no assurance that we will always obtain necessary renewals or that approvals in the future will contain acceptable FCC license conditions.

Ownership Limits

FCC regulations limit the ability of individuals and entities to have “attributable interests” above specific levels in local television stations, as well as other specified mass media entities, such as limits on the cross-ownership of broadcast stations and newspapers in the same market. The FCC, by law, must review the ownership regulations detailed below once every four years, and the most recent review was initiated in December 2011 (“2011 Media Ownership Notice”). In addition, there is pending litigation relating to regulations adopted in a prior review. We cannot predict when the pending litigation or the FCC’s current review will be completed or whether or how any of these regulations will change.

Local Television Ownership

Under the FCC’s local television ownership rule, a licensee may own up to two broadcast television stations in the same DMA, as long as at least one of the two stations is not among the top four-ranked stations in the

9	NBCUniversal 2011 Annual Report on Form 10-K

market based on audience share as of the date an application for approval of an acquisition is filed with the FCC and at least eight independently owned and operating full-power broadcast television stations remain in the market following the acquisition. Further, without regard to the number of remaining independently owned television stations, the rule permits the ownership of more than one television station within the same DMA so long as certain signal contours of the stations involved do not overlap. The 2011 Media Ownership Notice proposes minor modifications to the local television ownership rule. It also raises questions regarding whether local news-sharing agreements and shared services agreements should count toward the FCC’s ownership limitations.

National Television Ownership

The Communications Act and FCC regulations limit the number of television stations one entity may own or control nationally. Under the rule, no entity may have an attributable interest in broadcast television stations that reach, in the aggregate, more than 39% of all U.S. television households. Our owned local television station reach does not exceed this limit.

Foreign Ownership

The Communications Act generally limits foreign ownership in a broadcast station to 20% direct ownership and 25% indirect ownership (i.e., through one or more subsidiaries), although the limit on indirect ownership can be waived if the FCC finds it to be in the public interest. These limits have been held to apply to both voting control and equity, as well as to ownership by any form of entity, including corporations, partnerships and limited liability companies.

Dual Network Rule

The dual network rule prohibits any of the four major television broadcast networks, ABC, CBS, Fox and NBC, from being under common ownership or control with another of the four.

Must-Carry/Retransmission Consent

Every three years, each commercial television station must elect for each cable system in its DMA either must-carry or retransmission consent. Federal law and FCC regulations also establish a must-carry/retransmission consent election regime for carriage of commercial television stations by satellite providers. Through the period ending December 31, 2011, all of the NBC network owned local television stations elected retransmission consent and the Telemundo network owned local television stations elected must-carry or retransmission consent depending on circumstances within their respective DMAs. For the period beginning on January 1, 2012 and ending on December 31, 2014, all of the NBC network and Telemundo network owned local television stations elected retransmission consent.

In enacting The Satellite Television Extension and Localism Act of 2010 (“STELA”), Congress modified certain aspects of the compulsory copyright licenses under which satellite providers and cable operators retransmit broadcast stations. STELA expressly extended to January 1, 2015 an existing prohibition against commercial television stations entering into exclusive retransmission consent agreements with multichannel video providers and also extended a requirement that commercial television stations and multichannel video providers negotiate retransmission consent agreements in good faith. Several other multichannel video providers and third parties filed a petition asking the FCC to initiate a rulemaking to consider changes to the current retransmission consent regulations and also asked Congress to review the issue. The FCC launched a rulemaking in 2011 that, among other things, seeks comment on proposals to modify the good faith negotiating standard and to eliminate regulations providing local television stations with exclusivity protections in their markets for network and syndicated programming. Legislation has been introduced that would eliminate both must-carry and retransmission consent as well as more narrow legislation that would establish an arbitration mechanism to resolve impasses in retransmission consent negotiations. We cannot predict what new laws or regulations, if any, may be adopted or how any such laws or regulations would affect our businesses. In addi-

NBCUniversal 2011 Annual Report on Form 10-K	10

tion to potential remedies under the general retransmission consent regime, multichannel video providers may invoke commercial arbitration under rules established in the FCC Order to resolve any disputes regarding carriage of any of our owned and operated television stations.

Internet Distribution

Under the FCC Order and DOJ Consent Decree, we are required to make certain of our cable, broadcast and film programming available to bona fide online video distributors under certain conditions, and they may invoke commercial arbitration under conditions adopted in the FCC Order and DOJ Consent Decree to resolve disputes regarding the availability, and the terms and conditions of access to, such programming. In addition, we are required to continue distributing programming via nbc.com that is generally equivalent to the programming that we distributed via nbc.com as of January 1, 2011, on generally equivalent terms and conditions, so long as at least one of the other major broadcast networks continues to distribute some programming in a similar fashion. If the two other broadcast network owners of Hulu renew their agreements, we must either continue to provide content to Hulu on the terms in place as of January 2011 or enter into agreements on substantially the same terms as the broadcast network that provides the most economically favorable terms to Hulu.

Broadcast Spectrum

The FCC’s National Broadband Plan recommends that, as part of an FCC effort to make more spectrum available for mobile wireless broadband, the FCC reallocate up to 120 MHz of spectrum from the broadcast television bands. Among other things, it recommends updating television service area and distance separation regulations, repacking current television station channel assignments, as well as sharing frequencies, and the reallocation of 120 MHz of spectrum from the broadcast television bands for broadband use.

The plan also urges Congress to authorize incentive auctions to allow incumbents like broadcast television licensees to turn in spectrum rights and share in auction proceeds and calls for authority to assess spectrum fees on commercial, full-power local television stations. Bills have been introduced in Congress that would authorize the FCC to conduct such incentive auctions and to share the proceeds with the broadcast licensees who relinquish their spectrum for such auctions, but only to the extent such relinquishment is voluntary on the part of the broadcast licensee. In November 2010, the FCC proposed to allow the sharing of television channels by multiple TV stations, sought input on improving reception in the VHF band and proposed changes to allow fixed and mobile wireless broadband services in the broadcast television bands. The FCC has emphasized that it does not intend to decrease broadcasters’ carriage rights and that it believes each sharing station will be licensed individually, with the rights and obligations that accompany that license. We cannot predict whether or how any such regulations or actions might affect our businesses.

Indecency

FCC regulations prohibit the broadcast of obscene material on television stations at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating this prohibition because the vagueness of the relevant FCC definitions makes it difficult to apply. Moreover, the FCC has in some instances imposed separate fines for each allegedly indecent “utterance,” in contrast with its previous policy that had generally considered all indecent words or phrases within a given program as constituting a single violation. The maximum penalty for broadcasting indecent or profane programming is $325,000 per indecent or profane utterance.

Indecency regulation is the subject of ongoing court review, regarding both the FCC’s “fleeting expletives” policy and the FCC’s definition of what constitutes indecent material. The Second Circuit Court of Appeals ruled that the FCC’s indecency policy is unconstitutional because it is “impermissibly vague,” although the ruling is now under review by the Supreme Court. From time to time, we have received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on our owned local television stations included indecent or profane material. In addition, some policymakers support

11	NBCUniversal 2011 Annual Report on Form 10-K

the extension of indecency regulations to cable networks. Increased content regulation, particularly if it is vague and difficult to apply, could have an adverse effect on our broadcast and cable networks businesses.

Sponsorship Identification

Federal legislation and FCC regulations provide that whenever a broadcast station transmits any programming for which it has received money, service or other valuable consideration, it must provide an accurate on-air identification of the sponsor of the programming. The FCC is examining whether “embedded advertising,” such as product placements and product integration, in broadcast programming should be subject to stricter disclosure requirements and whether the sponsorship identification regulations should be extended to cable networks.

International Regulation

International regulation of television broadcasting varies widely according to jurisdiction and includes the regulation of programming and advertising. For example, the European Union (“EU”) establishes minimum levels of regulation across all EU member states focused on content and advertising, which also extends to nonlinear television services, although EU countries are free to impose stricter regulation in certain areas. The majority of our European channels are under United Kingdom jurisdiction and therefore subject to stricter regulation by its regulator.

Filmed Entertainment

Our filmed entertainment business is subject to the provisions of so-called “trade practice laws” in effect in 25 states and Puerto Rico relating to theatrical distribution of motion pictures. These laws substantially restrict the licensing of motion pictures unless theater owners are first invited to attend a screening of the motion pictures and, in certain instances, also prohibit payment of advances and guarantees to motion picture distributors by exhibitors. Further, under various consent judgments, federal and state antitrust laws and state unfair competition laws, our motion picture company is subject to certain restrictions on trade practices in the United States, including a requirement to offer motion pictures for exhibition to theaters on a theater-by-theater basis. The Federal Trade Commission (“FTC”) has called for stronger industry safeguards applicable to the marketing of violent movies to children.

In countries outside the United States, there are a variety of existing or contemplated governmental laws and regulations that may affect our ability to distribute and license motion picture and television products, as well as consumer merchandise products, including film screen quotas, television quotas, regulation of content, regulated contract terms, product safety and labeling requirements, discriminatory taxes and other discriminatory treatment of U.S. products. The ability of countries to deny market access or refuse national treatment to products originating outside their territories is regulated under various international agreements.

Theme Parks

Our theme parks are subject to various regulations, including laws and regulations regarding environmental protection, privacy and data protection, consumer product safety and theme park operations, such as health, sanitation, safety and fire standards and liquor licenses.

Other Areas of Regulation

Intellectual Property

Copyright, trademark, unfair competition, patent, trade secret and Internet/domain laws of the United States and other countries help protect our intellectual property rights. In particular, piracy of programming and films through unauthorized distribution of counterfeit DVDs, peer-to-peer file sharing and other platforms presents

NBCUniversal 2011 Annual Report on Form 10-K	12

challenges for our cable networks, broadcast television and filmed entertainment businesses. The unauthorized reproduction, distribution or display of copyrighted material over the Internet or through other methods of distribution, such as through devices, software or websites that allow the reproduction, viewing, sharing and/or downloading of content by either ignoring or interfering with the content’s security features and copyrighted status, interferes with the market for copyrighted works and disrupts our ability to exploit our content. The extent of copyright protection and the use of technological protections, such as encryption, are controversial. Modifications to existing laws that weaken these protections could have an adverse effect on our ability to license and sell our programming.

While many legal protections exist to combat piracy, laws in the United States and internationally continue to evolve, as do technologies used to evade these laws. We have actively engaged in the enforcement of our intellectual property rights and likely will continue to expend substantial resources to protect our content. The repeal of laws intended to combat piracy and protect intellectual property or weakening of such laws or enforcement in the United States or internationally, or a failure of existing laws to adapt to new technologies, could make it more difficult for us to adequately protect our intellectual property rights, negatively impacting their value and further increasing the costs of enforcing our rights.

Copyright laws also require that we pay standard industry licensing fees for the public performance of music in the content we create. The fees we pay to music performance rights organizations are typically renegotiated when we renew licenses with those organizations, and we cannot predict with certainty what those fees will be in the future or if disputes will arise over them.

Privacy and Security Regulation

The FTC has begun to exercise greater authority over privacy protections generally, using its existing authority over unfair and deceptive practices and other public proceedings to apply greater restrictions on the collection and use of personally identifiable and other information relating to consumers. In December 2010, the FTC staff issued a draft recommendation that privacy regulations should address consumer concerns over the collection and use of personal and profiling information, even in the absence of demonstrated consumer harm. In a December 2010 report, the Commerce Department also suggested an expansion of privacy protections, although with greater reliance on enforceable industry codes. Legislation has also been introduced in Congress that would regulate the use of personal and profiling information for advertising. In addition, the FTC is reviewing its implementation of the Children’s Online Privacy Protection Act (“COPPA”). COPPA imposes requirements on website operators and online services that are aimed at children under 13 years of age or that collect personal information or knowingly post personal information from children under 13 years of age. The FTC has proposed certain changes to its COPPA regulations that would expand the scope of the regulations.

We are also subject to state and federal regulations and laws regarding information security. Most of these regulations and laws apply to customer information that could be used to commit identity theft. Substantially all of the U.S. states and the District of Columbia have enacted security breach notification laws. These laws generally require that a business give notice to its customers whose financial account information has been disclosed because of a security breach.

Advertising Restrictions

Legislation has been introduced and reports from various government agencies have been issued from time to time urging that restrictions be placed on advertisements for particular products or services, including prescription drugs and the marketing of food or violent entertainment to children. We are unable to predict whether such reports will result in legislative proposals, whether legislative proposals may be adopted, or, if adopted, what impact they will have on our businesses.

13	NBCUniversal 2011 Annual Report on Form 10-K

Environmental Matters

Certain of our business operations are subject to environmental laws and regulations and involve air emissions, wastewater discharges, and the use, disposal and cleanup of toxic and hazardous substances. Any failure to comply with environmental requirements could result in monetary fines, civil or criminal sanctions, third-party claims or other costs or liabilities. We have been responsible for the cleanup of environmental contamination at some of our current and former facilities and at off-site waste disposal locations, although our share of the cost of such cleanups to date has not been material. Environmental requirements have become more stringent over time, and pending or proposed new regulations could impact our operations or costs. For example, climate change regulation, such as proposed greenhouse gas emissions limits or cap and trade programs, could result in an increase in the cost of electricity, which is a significant component of our operational costs at some locations. We are unable to accurately predict how these requirements might be changed in the future and how any such changes might affect our businesses.

Employees

As of December 31, 2011, we employed approximately 34,000 full-time and part-time employees. We also used freelance and temporary employees in the ordinary course of our business.

Caution Concerning Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this Annual Report on Form 10-K, we state our beliefs of future events and of our future financial performance, including as a result of the Joint Venture Transaction. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “believes,” “estimates,” “potential,” or “continue,” or the negative of these words, and other comparable words. You should be aware that these statements are only our predictions. In evaluating these statements, you should consider various factors, including the risks and uncertainties listed in “Risk Factors” and in other reports we file with the SEC.

Additionally, we operate in a highly competitive, consumer-driven and rapidly changing environment. The environment is affected by government regulation; economic, strategic, political and social conditions; consumer response to new and existing products and services; technological developments; and, particularly in view of new technologies, the ability to develop and protect intellectual property rights. Our actual results could differ materially from our forward-looking statements or as a result of any of such factors, which could adversely affect our business, results of operations or financial condition. We undertake no obligation to update any forward-looking statements.

NBCUniversal 2011 Annual Report on Form 10-K	14

Item 1A: Risk Factors

Our businesses currently face a wide range of competition, and our business and results of operations could be adversely affected if we do not compete effectively.

All of our businesses operate in intensely competitive industries and compete with a growing number of companies that provide a broad range of entertainment, news and information content to consumers.

Our businesses also face substantial and increasing competition from providers of similar types of content, as well as from other forms of entertainment and recreational activities. We must compete to obtain talent, programming and other resources required in operating these businesses. For example, our cable and broadcast networks and owned local television stations compete for viewers with other similar networks and stations, as well as with other forms of entertainment and content available in the home, such as video games, DVDs and websites. More recently, we have begun competing for viewers with services that provide Internet video streaming and downloading of our competitors’ content and, in some cases, of the service’s own high-quality original content. They also compete for the sale of advertising time with other networks and stations, as well as with all other advertising platforms, such as radio stations, print media and websites. In addition, our cable networks compete with other cable networks and programming providers for carriage of their programming by multichannel video providers. Our filmed entertainment business competes with other film studios and independent producers for sources of financing for the production of its films, for the exhibition of its films in theaters and for shelf space in retail stores for its DVDs and also competes for consumers with other film producers and distributors and all other forms of entertainment inside and outside the home. Our theme parks business also competes with other multi-park entertainment companies. For a more detailed description of the competition facing all of our businesses, see “Competition” above.

Our ability to compete effectively also is in part dependent on our perceived image and reputation among our various constituencies, including our customers, consumers, advertisers, investors and governmental authorities. There can be no assurance that we will be able to compete effectively against existing or new competitors or that competition will not have a material adverse effect on our business or results of operations.

Changes in consumer behavior driven by new technologies may adversely affect our competitive position, business and results of operations.

We operate in a highly competitive, consumer-driven and rapidly changing environment. New technologies have been, and will likely continue to be, developed that further increase the number of competitors we face and that drive changes in consumer behavior. These technologies may affect the demand for all of our products and services, as the number of entertainment choices available to, and the manners in which they are delivered to consumers continue to increase. Our failure to effectively anticipate or adapt to emerging technologies or changes in consumer behavior could have an adverse effect on our competitive position, business and results of operations.

New technologies also are affecting consumer behavior in ways that affect how content is viewed, which may have a negative impact on our business and results of operations. For example, the increased availability of video on demand services, DVRs and video programming on the Internet (including high-quality original video programming that may be viewed only through Internet streaming services), as well as increased access to various media through wireless devices, have the potential to reduce the viewing of our content through traditional distribution outlets, which could adversely affect the price and amount of advertising that advertisers are willing to purchase from us, the amount multichannel video providers are willing to pay for our content and the levels of DVD and theatrical sales. Some of these new technologies also give consumers greater flexibility to watch programming on a time-delayed or on-demand basis or to fast-forward or skip advertisements within our programming, which also may adversely impact the advertising revenue we receive. Delayed

15	NBCUniversal 2011 Annual Report on Form 10-K

viewing and advertising skipping have the potential to become more common as the penetration of DVRs increases and content becomes increasingly available via video on demand services and Internet sources. These and other changes in technology, distribution platforms and consumer behavior could have an adverse effect on our competitive position, businesses and results of operations.

We are subject to regulation by federal, state, local and foreign authorities, which may impose additional costs and restrictions on our businesses.

Our businesses are subject to various laws and regulations at the international, federal, state and local levels. Our broadcast television business is highly regulated by federal laws and regulations, and our cable networks, filmed entertainment and theme parks businesses are subject to various other laws and regulations at the international, federal, state and local levels, including laws and regulations relating to environmental protection, that have become more stringent over time, and the safety of consumer products and theme park operations. In addition, as a result of the Joint Venture Transaction, we are subject to the FCC Order and the DOJ Consent Decree, which have imposed numerous conditions on our businesses relating to the treatment of competitors and other matters. Failure to comply with the laws and regulations applicable to our businesses could result in administrative enforcement actions, fines and civil and criminal liability. Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations thereof, or prescribe new ones, which may significantly affect our businesses. Any future legislative, judicial, regulatory or administrative actions may increase our costs or impose additional restrictions on our businesses, which could materially affect our results of operations. For a more detailed discussion of the risks associated with the regulation of all of our businesses, see “Business—Legislation and Regulation” above.

Weak economic conditions may have a negative impact on our results of operations and financial condition.

Weak economic conditions in the United States and internationally persisted during 2011. A substantial portion of our revenue comes from customers whose spending patterns may be affected by prevailing economic conditions. A continued or further decline in economic conditions, or an increase in price levels generally due to inflationary pressures, could adversely affect demand for any of our products and services and have a negative impact on our results of operations. For example, weak economic conditions could reduce prices that multichannel video providers pay for our cable networks’ programming and have reduced and could continue to reduce the performance of our theatrical and home entertainment releases in our filmed entertainment business and attendance and spending for our theme parks business. Weak economic conditions and turmoil in the global financial markets may also impair the ability of third parties to satisfy their obligations to us. Further, any disruption in the global financial markets may affect our ability to obtain financing on acceptable terms. If these weak economic conditions continue or deteriorate, our business, results of operations and financial condition may be adversely affected.

A decline in advertising expenditures or changes in advertising markets could negatively impact our results of operations.

Our cable networks and broadcast television businesses derive substantial revenue from the sale of advertising on a variety of platforms, and a decline in advertising expenditures could negatively impact our results of operations. Declines can be caused by the economic prospects of specific advertisers or industries, by increased competition for the leisure time of audiences and audience fragmentation, by the growing use of new technologies, or by the economy in general, any of which may cause advertisers to alter their spending priorities based on these or other factors. In addition, advertisers’ willingness to purchase advertising may be adversely affected by lower audience ratings for our television programming. Changes in the advertising industry also could adversely affect the advertising revenue of our cable and broadcast networks. For example, we rely on Nielsen ratings and Nielsen’s audience measurement techniques to measure the popularity of our content. A change in such measurement techniques or the introduction of new techniques could neg-

NBCUniversal 2011 Annual Report on Form 10-K	16

atively impact the advertising revenue we generate. Further, natural disasters, wars, acts of terrorism or other significant adverse news events could lead to a reduction in advertising expenditures as a result of uninterrupted news coverage and general economic uncertainty. Reductions in advertising expenditures could negatively impact our results of operations.

Our success depends on consumer acceptance of our content, which is difficult to predict, and our results of operations may be adversely affected if our content fails to achieve sufficient consumer acceptance or our costs to acquire content increase.

Most of our businesses create and acquire media and entertainment content, the success of which depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of these businesses depends on our ability to consistently create, acquire, market and distribute television programming, filmed entertainment, theme park attractions and other content that meet the changing preferences of the broad domestic and international consumer market. We have invested, and will continue to invest, substantial amounts in our content, including in the production of original content on our cable and broadcast networks and for theme park attractions, before learning the extent to which it would earn consumer acceptance. In addition, poor theatrical performance of a film may require us to reduce our estimate of revenue from that film, which would accelerate the amortization of capitalized film costs and could result in a significant impairment charge. We also obtain a significant portion of our content from third parties, such as movie studios, television production companies, sports organizations and other suppliers. Competition for popular content, particularly for sports programming, is intense, and we may be forced to increase the price we are willing to pay or be outbid by our competitors for popular content. Entering into or renewing contracts for such programming rights or acquiring additional rights may result in significantly increased costs. Moreover, particularly with respect to long-term contracts for sports programming rights, our results of operations and cash flows over the term of a contract depend on a number of factors, including the strength of the advertising market, our audience size and the timing and amount of our rights payments, and there can be no assurance that revenue from these contracts will exceed our cost for the rights, as well as the other costs of producing and distributing the programming. If our content does not achieve sufficient consumer acceptance, or if we cannot obtain or retain rights to popular content on acceptable terms, or at all, our results of operations may be adversely affected.

The loss of our programming distribution agreements, or the renewal of these agreements on less favorable terms, could adversely affect our businesses and results of operations.

Our cable networks depend on the maintenance of distribution agreements with multichannel video providers. Our broadcast networks depend on the maintenance of network affiliation agreements with third-party local television stations in the markets where we do not own the affiliated local television stations. In addition, every three years, each of our owned local television stations must elect, with respect to its retransmission by multichannel video providers within its DMA, either “must-carry” status, pursuant to which the distributor’s carriage of the station is mandatory and does not generate any compensation for the local station, or “retransmission consent,” pursuant to which the station gives up its right to mandatory carriage and instead seeks to negotiate the terms and conditions of carriage with the distributor, including the amount of compensation (if any) paid to the station by such distributor. In the course of renewing distribution agreements with multichannel video providers, we may enter into retransmission consent agreements on behalf of our owned local television stations. All of our NBC and Telemundo owned local television stations have elected retransmission consent for the period January 1, 2012 through December 31, 2014. Increasingly, our cable networks, broadcast television and filmed entertainment businesses also have entered into agreements to license their prior season and library content on other distribution platforms. There can be no assurance that any of these agreements will be renewed in the future on acceptable terms, or at all. The loss of any of these agreements, or the renewal of these agreements on less favorable terms, could reduce the reach of our television programming and its attractiveness to advertisers, which in turn could adversely affect our cable networks, broadcast television and filmed entertainment businesses and results of operations.

17	NBCUniversal 2011 Annual Report on Form 10-K

Our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our intellectual property, such as patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other third parties, to use various technologies, conduct our operations and sell our products and services. Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively and could have an adverse effect on our results of operations. Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our businesses. Moreover, if we are unable to obtain or continue to obtain licenses from our vendors and other third parties on reasonable terms, our business and results of operations could be adversely affected.

In addition, intellectual property constitutes a significant part of the value of our businesses, and our success is highly dependent on protecting intellectual property rights in the content we create or acquire against third-party misappropriation, reproduction or infringement. The unauthorized reproduction, distribution or display of copyrighted material negatively affects our ability to generate revenue from the legitimate sale of our content, as well as from the sale of advertising on our content, and increases our costs due to our active enforcement of protecting our intellectual property rights. Piracy and other unauthorized uses of content are made easier, and the enforcement of intellectual property rights more challenging, by technological advances allowing the conversion of programming, films and other content into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies. In particular, piracy of programming and films through unauthorized distribution on DVDs, peer-to-peer computer networks and other platforms continues to present challenges for our cable networks, broadcast television and filmed entertainment businesses. While piracy is a challenge in the United States, it is particularly prevalent in many parts of the world that lack developed copyright laws, effective enforcement of copyright laws and technical protective measures like those in effect in the United States. Any repeal or weakening of laws or enforcement in the United States or internationally that is intended to combat piracy and protect intellectual property rights, or a failure of the legal system to adapt to new technologies, could make it more difficult for us to adequately protect our intellectual property rights, negatively impacting their value or increasing the costs of enforcing our rights. See “Business – Legislation and Regulation – Other Areas of Regulation – Intellectual Property” above for additional information.

Our business depends on keeping pace with technological developments.

Our success is, to a large extent, dependent on our ability to acquire, develop, adopt and leverage new and existing technologies, and the use of certain types of technology and equipment may provide our competitors with a competitive advantage. If we choose technology or equipment that is not as effective, cost-efficient or attractive to consumers as that employed by our competitors, if we fail to employ technologies desired by our customers before our competitors do so or if we fail to execute effectively on our technology initiatives, our business and results of operations could be adversely affected.

Sales of DVDs have been declining.

Several factors, including weak economic conditions, the maturation of the standard-definition DVD format, piracy and intense competition for consumer discretionary spending and leisure time, are contributing to an industry-wide decline in DVD sales both in the United States and internationally, which has had an adverse effect on our filmed entertainment business’ results of operations. DVD sales have also been adversely affected by an increasing shift by consumers toward subscription rental, discount rental kiosks and digital forms of entertainment, such as video on demand services, which generate less revenue per transaction than

NBCUniversal 2011 Annual Report on Form 10-K	18

DVD sales. A continued decline in our DVD sales volume could have an adverse impact on our filmed entertainment business, as well as on our cable networks and broadcast television businesses.

We rely on network and information systems and other technologies, as well as key properties, and a disruption, cyber attack, failure or destruction of such networks, systems, technologies or properties may disrupt our business.

Network and information systems and other technologies, including those related to our network management and programming delivery, are critical to our business activities. Network and information systems-related events, such as computer hackings, cyber attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, terrorist attacks or other similar events, could result in a degradation or disruption of our services or damage to our properties, equipment and data. These events also could result in large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events in the future. Further, any security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks, including customer, personnel and vendor data, could damage our reputation and require us to expend significant capital and other resources to remedy any such security breach. Moreover, the amount and scope of insurance we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our businesses that may result, and the occurrence of any such events or security breaches could have a material adverse effect on our business and results of operations. The risk of these systems-related events and security breaches occurring has intensified, in part because we maintain certain information necessary to conduct our businesses in digital form stored on cloud servers. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite these efforts, there can be no assurance that these events and security breaches will not occur in the future. Moreover, we may provide certain confidential, proprietary and personal information to third parties in connection with our businesses, and while we obtain assurances that these third parties will protect this information, there is a risk that this information may be compromised.

We may be unable to obtain necessary hardware, software and operational support.

We depend on third party vendors to supply us with a significant amount of the hardware, software and operational support necessary to provide certain of our services. Some of these vendors represent our primary source of supply or grant us the right to incorporate their intellectual property into some of our hardware and software products. While we actively monitor the operations and financial condition of key vendors in an attempt to detect any potential difficulties, there can be no assurance that we would timely identify any operating or financial difficulties associated with these vendors or that we could effectively mitigate our risks with respect to any such difficulties. If any of these vendors experience operating or financial difficulties or if demand exceeds their capacity or they otherwise cannot meet our specifications, our ability to provide some services may be materially adversely affected, in which case our business, results of operations and financial condition may be adversely affected.

Labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our business.

Many of our employees, including writers, directors, actors, technical and production personnel and others, as well as some of our on-air and creative talent, are covered by collective bargaining agreements or works councils. If we are unable to reach agreement with a labor union before the expiration of a collective bargaining agreement, our employees who were covered by that agreement may have a right to strike or take other

19	NBCUniversal 2011 Annual Report on Form 10-K

actions that could adversely affect us. Moreover, many of our collective bargaining agreements are industry-wide agreements, and we may lack practical control over the negotiations and terms of the agreements. A labor dispute involving our employees may result in work stoppages or disrupt our operations and reduce our revenue, and resolution of disputes may increase our costs. There can be no assurance that we will renew our collective bargaining agreements as they expire or that we can renew them on favorable terms or without any work stoppages.

In addition, our cable and broadcast networks have programming rights agreements of varying scope and duration with various sports organizations to broadcast and produce sporting events, including certain NFL, NHL, NBA and MLB games. Labor disputes in these and other sports organizations could have an adverse impact on our businesses, cash flows and results of operations.

The loss of key management personnel or popular on-air and creative talent could have an adverse effect on our business.

We rely on certain key management personnel in the operation of our businesses. While we maintain long-term and emergency transition plans for key management personnel and believe we could either identify internal candidates or attract outside candidates to fill any vacancy created by the loss of any key management personnel, the loss of one or more of our key management personnel could have a negative impact on our business. In addition, our cable networks, broadcast television and filmed entertainment businesses depend on the abilities and expertise of our on-air and creative talent. If we fail to retain our on-air or creative talent, if the costs to retain such talent increase materially, if we need to make significant termination payments, or if these individuals lose their current appeal, our business could be adversely affected.

We face risks relating to doing business internationally that could adversely affect our business.

There are risks inherent in doing business internationally, including the current European debt crisis and other global financial market turmoil, economic volatility and the global economic slowdown, currency exchange rate fluctuations and inflationary pressures, the requirements of local laws and customs relating to the publication and distribution of content and the display and sale of advertising, import or export restrictions and changes in trade regulations, difficulties in developing, staffing and managing foreign operations, issues related to occupational safety and adherence to diverse local labor laws and regulations and potentially adverse tax developments. In addition, doing business internationally is subject to risks relating to political or social unrest, corruption and government regulation, including U.S. laws such as the Foreign Corrupt Practices Act that impose stringent requirements on how we conduct our foreign operations. If these risks come to pass, our businesses may be adversely affected.

We are controlled by Comcast, and GE has certain approval rights.

In connection with the closing of the Joint Venture Transaction, our company converted from a Delaware corporation into a Delaware limited liability company of which NBCUniversal Holdings is the sole member. We are now managed by NBCUniversal Holdings as our sole member. NBCUniversal Holdings is beneficially owned 51% by Comcast and 49% by GE, and Comcast has the right to designate a majority of the board of directors of NBCUniversal Holdings. As a result, Comcast controls NBCUniversal Holdings and effectively controls us. This means that Comcast generally is able to cause or prevent us from taking any actions, subject to the right of GE (so long as GE directly or indirectly owns at least a 20% interest in NBCUniversal Holdings) to approve certain actions. The GE approval right applies to various matters, including certain acquisitions, mergers or similar transactions; liquidation or dissolution (or similar events) or the commencement of bankruptcy or insolvency proceedings; a material expansion in the scope of our business; certain dividends or other distributions and repurchases, redemptions or other acquisitions of equity securities by NBCUniversal Holdings; the incurrence of certain new debt; the making of certain loans; and the issuance by NBCUniversal Holdings of equity or the increase in the authorized amount of equity securities of NBCUniversal Holdings in certain circumstances. Moreover, while Comcast and GE have agreed to restrictions on

NBCUniversal 2011 Annual Report on Form 10-K	20

their rights to dispose of interests in our company, those restrictions will lapse over time, and each of Comcast and GE has rights to waive restrictions on transfer. In addition, GE has certain rights to require NBCUniversal Holdings to purchase its interests, and Comcast has certain rights to require GE to sell its interests, in NBCUniversal Holdings. We cannot assure you that Comcast will continue to control, or that GE will maintain a significant indirect interest in, our business.

NBCUniversal Holdings may be required to purchase all or part of GE’s interests in NBCUniversal Holdings and may cause us to make distributions or loans to it to fund these purchases.

GE is entitled to cause NBCUniversal Holdings to redeem half of its interests in NBCUniversal Holdings during the six-month period beginning January 28, 2014, and its remaining interest in NBCUniversal Holdings during the six-month period beginning January 28, 2018, subject to certain conditions and limitations. If certain limitations on NBCUniversal Holdings’ purchase obligation apply so that NBCUniversal Holdings will not be required to fully purchase the GE interests that it otherwise would be required to purchase, Comcast will be required to purchase the applicable GE interests NBCUniversal Holdings does not purchase, subject to an overall maximum amount. NBCUniversal Holdings is a holding company whose sole asset is the equity interest in our company, and NBCUniversal Holdings currently has no source of cash to fund these repurchases other than distributions or loans from us or proceeds of any debt or equity it may issue in the future. Comcast may, but is not required to, cause us to distribute to NBCUniversal Holdings all or a portion of the funds required to fund any required repurchases from GE (or for any other reason). We cannot assure you that these distributions, if made, would not have a material adverse effect on our financial condition.

Comcast and GE may compete with us in certain cases and have the ability on their own to pursue opportunities that might be attractive to us.

Although both Comcast and GE are generally subject to non-compete restrictions with respect to our principal businesses, there are important exceptions to these non-compete restrictions, including exceptions for businesses retained by Comcast and GE, after giving effect to the closing of the Joint Venture Transaction, and various other business activities. While Comcast must first offer to us any potential business acquisition that is engaged in activities within any of our principal lines of business, the board members of NBCUniversal Holdings designated by GE will make the decision as to whether to accept the opportunity. Prior to July 28, 2012, if NBCUniversal Holdings does not accept such business acquisition, Comcast may proceed with the acquisition to the extent the purchase price does not exceed $500 million. After July 28, 2012, if NBCUniversal Holdings does not accept such business acquisition, Comcast may proceed with the acquisition to the extent the purchase price does not exceed $500 million or, if the purchase price is in excess of $500 million, to the extent such acquisition would not result in Comcast having made similar business acquisitions in an aggregate amount in excess of approximately $6 billion. Comcast’s obligation to offer opportunities to us terminates if GE’s ownership interest in NBCUniversal Holdings is less than 20%. Comcast and GE do not owe fiduciary duties to each other and, except as set forth above, do not otherwise have any obligation to refrain from engaging in businesses that are the same as or similar to our businesses or pursuing other opportunities that might be attractive for us.

Item 1B: Unresolved Staff Comments

None.

21	NBCUniversal 2011 Annual Report on Form 10-K

Item 2: Properties

Our corporate headquarters are located in New York City at 30 Rockefeller Plaza. We also own or lease offices, studios, production facilities, screening rooms, retail operations, warehouse space, satellite transmission receiving facilities and data centers in numerous locations in the United States and around the world for our businesses, including property for our owned local television stations. In addition, we own theme parks and related facilities in Hollywood and Orlando.

The table below sets forth information as of December 31, 2011 with respect to our principal properties:

Location	Principal Use	Principal Segments In Which Used	Owned or Leased
30 Rockefeller Plaza New York, NY	NBCUniversal corporate headquarters, offices and studios	Headquarters and Other, Cable Networks and Broadcast Television	Leased

10 Rockefeller Plaza New York, NY	The Today Show studio, production facilities and offices	Broadcast Television	Leased

Universal City Universal City, CA	Offices, studios, theme park and retail operations	All	Owned

1000 Universal Studios Plaza Orlando, FL	Theme parks, lodging, production facilities, parking structures and administrative buildings	Theme Parks	Owned

3000 W Alameda Ave. Burbank, CA	Offices and production facilities	Broadcast Television	Leased

2290 W 8th Ave. Hialeah, FL	Telemundo headquarters and production facilities	Headquarters and Other and Broadcast Television	Leased

We believe that substantially all of our physical assets were in good operating condition as of December 31, 2011.

Item 3: Legal Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of our business. We do not expect the final disposition of these matters to have a material adverse effect on our results of operations, cash flows or financial condition, although any such matters could be time consuming, costly and injure our reputation.

Item 4: Mine Safety Disclosures

Not applicable.

NBCUniversal 2011 Annual Report on Form 10-K	22

Part II

Item 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a wholly owned subsidiary of NBCUniversal, LLC and there is no market for our equity securities.

Item 6: Selected Financial Data

Omitted pursuant to General Instruction I(2)(a) to Form 10-K.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are a leading media and entertainment company that develops, produces and distributes entertainment, news and information, sports and other content for global audiences.

On January 28, 2011, Comcast closed its transaction (the “Joint Venture Transaction”) with GE to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). Comcast now controls and owns 51% of NBCUniversal Holdings and GE owns the remaining 49%. As part of the Joint Venture Transaction, NBC Universal, Inc. (our “Predecessor”) was converted into a limited liability company named NBCUniversal Media, LLC (“NBCUniversal”), which is a wholly owned subsidiary of NBCUniversal Holdings. Comcast contributed to NBCUniversal its national cable networks, including E!, Golf Channel, G4, Style and VERSUS (now named NBC Sports Network), its regional sports and news networks, consisting of ten regional sports networks and three regional news channels, certain of its Internet businesses, including DailyCandy and Fandango, and other related assets (the “Comcast Content Business”). In addition to contributing the Comcast Content Business, Comcast also made a cash payment to GE of $6.2 billion, which included transaction-related costs.

As a result of the change in control of our company, Comcast has applied the acquisition method of accounting with respect to the assets and liabilities of the NBCUniversal businesses it acquired (the “NBCUniversal contributed businesses”), which have been remeasured to fair value as of the date of the Joint Venture Transaction. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans and appropriate discount rates. The assets and liabilities of the Comcast Content Business contributed by Comcast have been reflected at their historical or carry-over basis, as Comcast has maintained control of the Comcast Content Business. The impact of the Joint Venture Transaction is included in our consolidated results of operations after January 28, 2011. These results are discussed in more detail below under “Consolidated Operating Results.” Periods marked “Predecessor” in our consolidated financial statements do not reflect the Joint Venture Transaction.

23	NBCUniversal 2011 Annual Report on Form 10-K

Following the closing of the Joint Venture Transaction, we present our operations in four reportable segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. A brief discussion of our segments is presented below.

Cable Networks

Our Cable Networks segment consists primarily of our national cable entertainment networks (USA Network, Syfy, E!, Bravo, Oxygen, Style, G4, Chiller, Cloo (formerly Sleuth) and Universal HD); our national cable news and information networks (CNBC, MSNBC and CNBC World); our national cable sports networks (Golf Channel and NBC Sports Network (formerly VERSUS)); our 13 regional sports and news networks; our international cable networks (including CNBC Europe, CNBC Asia and our Universal Networks International portfolio of networks); our cable television production studio; and our related digital media properties, which consist primarily of brand-aligned and other websites, such as DailyCandy, Fandango and iVillage. Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, the sale of advertising and the licensing and sale of our owned programming.

Broadcast Television

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local television stations, our broadcast television production operations, and our related digital media properties, which consist primarily of brand-aligned websites. Our Broadcast Television segment generates revenue primarily from the sale of advertising, the licensing of our owned programming, the sale of our owned programming on standard-definition video discs and Blu-ray discs (together, “DVDs”), through digital media platforms and from the licensing of our brands and characters for consumer products.

Filmed Entertainment

Our Filmed Entertainment segment consists of the operations of Universal Pictures, including Focus Features, which produces, acquires, markets and distributes filmed entertainment worldwide in various media formats for theatrical, home entertainment, television and other distribution platforms. We also develop, produce and license stage plays. Our Filmed Entertainment segment generates revenue primarily from the worldwide theatrical release of our owned and acquired films, the licensing of owned and acquired films to broadcast, cable and premium networks and the licensing and sale of our owned and acquired films on DVD and in various digital formats. We also generate revenue from distributing third parties’ filmed entertainment, producing stage plays, publishing music and licensing consumer products.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood. We also receive fees from intellectual property licenses and other services from third parties that own and operate Universal Studios Japan and Universal Studios Singapore. Through June 30, 2011, we held a 50% equity interest in, and received special and other fees from, Universal City Development Partners, Ltd. (“Universal Orlando”), which owns Universal Studios Florida and Universal’s Islands of Adventure in Orlando. On July 1, 2011, we completed our acquisition of the remaining 50% equity interest in Universal Orlando that we did not already own for $1 billion. As a result, Universal Orlando is now a wholly owned consolidated subsidiary of ours, and its operating results have been consolidated with our results following the acquisition. Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending, as well as from management, licensing and other fees. Per capita spending includes ticket price and in-park spending on food, beverage and merchandise.

Headquarters and Other

Headquarters and Other operating costs and expenses include corporate overhead, employee benefit expenses, expenses related to the Joint Venture Transaction and corporate initiatives.

Our other business interests primarily include equity method investments, such as A&E Television Networks LLC, which owns and operates, among other channels, A&E, The History Channel, The Biography Channel

NBCUniversal 2011 Annual Report on Form 10-K	24

and Lifetime (“A&E Television Networks”), The Weather Channel Holding Corp. (“The Weather Channel”) and MSNBC Interactive News, LLC (“MSNBC.com”). The performance of our equity method investments is discussed below under “Equity in Net Income of Investees, Net.”

Consolidated Operating Results

The following tables set forth our results of operations as reported in our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). GAAP requires that we separately present our results for the periods from January 1, 2011 to January 28, 2011 (the “Predecessor period”) and from January 29, 2011 to December 31, 2011 (the “Successor period”). Management believes reviewing our operating results for the year ended December 31, 2011 by combining the results of the Predecessor and Successor periods is more useful in identifying trends in, or reaching conclusions regarding our overall operating performance, and performs reviews at that level. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with GAAP, the table below presents the non-GAAP combined results for the year ended December 31, 2011, which we also use to compute the percentage change from the prior year, as we believe this presentation provides the most meaningful basis for comparison of our results. The combined operating results may not reflect the actual results we would have achieved had the Joint Venture Transaction closed prior to January 28, 2011 and may not be predictive of our future results of operations.

	Successor	Predecessor	Combined	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	% Change 2010 to 2011	% Change 2009 to 2010
Revenue	$19,028	$1,206	$20,234	$16,590	$15,085	22.0%	10.0%
Costs and Expenses:
Operating costs and expenses	15,632	1,171	16,803	14,037	12,870	19.7	9.1
Depreciation	401	19	420	252	242	66.7	4.1
Amortization	712	8	720	97	105	NM	(7.6)
Operating income	2,283	8	2,291	2,204	1,868	3.9	18.0
Other income (expense) items, net	(237)	(37)	(274)	57	320	NM	(82.2)
Income (loss) before income taxes	2,046	(29)	2,017	2,261	2,188	(10.8)	3.3
Income tax (expense) benefit	(185)	4	(181)	(745)	(872)	(75.7)	(14.6)
Net income (loss) from consolidated operations	1,861	(25)	1,836	1,516	1,316	21.1	15.2
Net (income) loss attributable to noncontrolling interests	(178)	2	(176)	(49)	(38)	NM	28.9
Net income (loss) attributable to NBCUniversal	$1,683	$(23)	$1,660	$1,467	$1,278	13.2%	14.8%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Percentage changes that are considered not meaningful are denoted with NM.

Revenue

The increase in consolidated revenue in 2011 was primarily due to increases in our Cable Networks and Theme Parks segments, offset by a decrease in our Broadcast Television segment due to the absence of the 2010 Vancouver Olympic Games. The revenue increase in our Cable Networks segment includes revenue from the Comcast Content Business in 2011 of $2.8 billion. The revenue increase in our Theme Parks seg-

25	NBCUniversal 2011 Annual Report on Form 10-K

ment includes $712 million related to the consolidation of Universal Orlando since July 2011. The increase in consolidated revenue in 2010 was driven by increases in all of our segments with the most significant increase being in our Broadcast Television segment due to the 2010 Vancouver Olympic Games. Revenue for our segments is discussed separately under the heading “Segment Operating Results.”

Operating Costs and Expenses

The increase in consolidated operating costs and expenses in 2011 was primarily due to increases in our Cable Networks and Theme Parks segments. The increase in our Cable Networks segment includes operating costs and expenses from the Comcast Content Business in 2011 of $2 billion. The increase in our Theme Parks segment includes operating costs and expenses from Universal Orlando, since July 2011, of $384 million. Excluding the impact of the consolidation of the Comcast Content Business and Universal Orlando, operating costs and expenses increased in 2011 primarily due to increased programming and production, and marketing expenses in our Cable Networks, Broadcast Television and Filmed Entertainment segments as well as an increase in amortization of film and television costs resulting from the application of acquisition accounting. Operating costs and expenses in 2011 also included $165 million of one-time, nonrecurring expenses related to severance, retention and accelerated share-based compensation expense as a result of the closing of the Joint Venture Transaction. These increases in operating costs and expenses in 2011 exceeded the decrease in programming costs in our Broadcast Television segment due to the absence of the 2010 Vancouver Olympic Games.

The increase in consolidated operating costs and expenses in 2010 was driven primarily by higher programming and production costs in our Broadcast Television segment associated with the 2010 Vancouver Olympic Games, offset by lower sports rights costs associated with the absence of the 2009 Super Bowl, higher amortization of production costs in our Filmed Entertainment segment, and higher advertising, marketing and promotion costs in our Cable Networks and Broadcast Television segments. Operating costs and expenses for our segments are discussed separately under the heading “Segment Operating Results.”

Depreciation and Amortization

The increase in depreciation expense in 2011 was primarily due to the consolidation of Universal Orlando in July 2011 and the higher level of depreciation incurred due to the application of acquisition accounting to our property and equipment as a result of the Joint Venture and Universal Orlando transactions. The increase in amortization expense in 2011 was primarily driven by $533 million of incremental amortization expense related to the finite-lived intangible assets recorded as a result of the Joint Venture Transaction.

Depreciation and amortization expenses were relatively unchanged in 2010 due to consistent capital expenditures and a limited number of intangible asset additions compared to the prior year.

Segment Operating Results

We present our operations in four reportable segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks.

Our primary measure of operating performance of our segments is operating income (loss) before depreciation and amortization because it aligns our results based on how we and Comcast assess the operating performance of our segments. We use operating income (loss) before depreciation and amortization, excluding impairments related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash amortization expense that results from intangible assets recognized in connection with the Joint

NBCUniversal 2011 Annual Report on Form 10-K	26

Venture Transaction and other business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP in the business segment footnote to our consolidated financial statements (see Note 21 to our consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP. In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by management.

Following our acquisition of the 50% equity interest in Universal Orlando that we did not already own, we revised our measure of operating performance for our Theme Parks segment. Operating income (loss) before depreciation and amortization for our Theme Parks segment now includes 100% of the results of operations of Universal Orlando. Prior to this transaction, equity in net income (loss) of investees was included in operating income before depreciation and amortization in this segment due to the significance of our equity method investment in Universal Orlando to the Theme Parks segment. We have recast our Theme Parks segment results of operations for all periods presented to reflect our current segment performance measure.

Competition

The results of operations of our reporting segments may be affected by competition, as all of our businesses operate in intensely competitive industries and compete with a growing number of companies that provide a broad range of entertainment, news and information content to consumers. Technological changes are further intensifying and complicating the competitive landscape, as companies continue to emerge that offer services or devices that enable Internet video streaming and downloading of movies, television shows and other video programming and as wireless services and devices continue to evolve. Moreover, newer services that distribute video programming are also beginning to produce or acquire their own original content. This competition is further complicated by federal and state legislative bodies and various regulatory agencies, such as the FCC, which can adopt laws and policies that provide a favorable operating environment for some of our existing and potential new competitors. See “Business – Competition” for additional information.

Seasonality and Cyclicality

Revenue in our Cable Networks and Broadcast Television segments are subject to cyclical advertising patterns and changes in viewership levels. Our U.S. advertising revenue is generally higher in the second and fourth calendar quarters of each year, due in part to increases in consumer advertising in the spring and in the period leading up to and including the holiday season. U.S. advertising revenue is also cyclical, benefiting in even-numbered years from advertising related to candidates running for political office and issue-oriented advertising. Broadcast Television revenue and operating costs and expenses are also cyclical as a result of our periodic broadcasts of the Olympic Games and Super Bowl. Our advertising revenue generally increases in the period of these broadcasts from increased demand for advertising time, and our operating costs and expenses also increase as a result of our production costs and amortization of the related rights fees. Accordingly, our results of operations and cash flows may be negatively impacted if the amount of advertising revenue generated does not exceed the associated costs of broadcasting such events.

27	NBCUniversal 2011 Annual Report on Form 10-K

Revenue in our Cable Networks, Broadcast Television and Filmed Entertainment segments also fluctuates due to the timing and performance of theatrical, home entertainment and television releases. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods. As a result, revenue tends to be seasonal, with increases experienced during the summer months, around holidays and in the fourth calendar quarter of each year. Revenue in our Cable Networks, Broadcast Television and Filmed Entertainment segments also fluctuates due to the timing of when our owned content is made available to licensees.

Revenue in our Theme Parks segment fluctuates with changes in theme park attendance resulting from the seasonal nature of vacation travel, local entertainment offerings and seasonal weather variations. Our theme parks experience peak attendance generally during the summer months when schools are closed and during early winter and spring holiday periods.

The following section provides an analysis of the results of operations for each of our four segments for the periods indicated.

Segment Results of Operations

	Successor	Predecessor	Combined	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	% Change 2010 to 2011	% Change 2009 to 2010
Revenue
Cable Networks	$7,876	$389	$8,265	$4,954	$4,587	66.8%	8.0%
Broadcast Television	5,935	464	6,399	6,888	6,166	(7.1)	11.7
Filmed Entertainment	4,239	353	4,592	4,576	4,220	0.3	8.4
Theme Parks	1,874	115	1,989	1,600	1,200	24.3	33.3
Headquarters and Other	45	5	50	79	78	(36.2)	1.3
Eliminations	(941)	(120)	(1,061)	(1,507)	(1,166)	(29.6)	29.2
Total	$19,028	$1,206	$20,234	$16,590	$15,085	22.0%	10.0%

Operating Income (Loss) Before Depreciation and Amortization
Cable Networks	$3,119	$143	$3,262	$2,347	$2,135	39.0%	9.9%
Broadcast Television	138	(16)	122	124	445	(1.2)	(72.1)
Filmed Entertainment	27	1	28	290	39	(90.3)	NM
Theme Parks	830	37	867	591	424	46.3	39.3
Headquarters, other and eliminations	(718)	(130)	(848)	(799)	(828)	6.2	(3.6)
Total	$3,396	$35	$3,431	$2,553	$2,215	34.4%	15.3%

NBCUniversal 2011 Annual Report on Form 10-K	28

Cable Networks Segment – Results of Operations

	Successor	Predecessor	Combined	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	% Change 2010 to 2011	% Change 2009 to 2010
Revenue
Distribution	$4,063	$188	$4,251	$2,366	$2,220	79.7%	6.6%
Advertising	3,120	162	3,282	2,170	2,006	51.3	8.2
Other	693	39	732	418	361	74.6	15.8
Total revenue	7,876	389	8,265	4,954	4,587	66.8	8.0
Operating costs and expenses	4,757	246	5,003	2,607	2,452	91.9	6.3
Operating income before depreciation and amortization	$3,119	$143	$3,262	$2,347	$2,135	39.0%	9.9%

Cable Networks Segment – Revenue

Distribution

Distribution revenue is generated from distribution agreements with multichannel video providers and is affected by the number of subscribers receiving our cable networks and the fees we charge per subscriber.

Distribution revenue in 2011 includes $1.7 billion attributable to the Comcast Content Business. Excluding the impact of the Comcast Content Business, distribution revenue increased in 2011 and 2010 primarily due to rate increases and increases in the number of subscribers to our cable networks. In 2011, 13% of our Cable Networks segment revenue was generated from transactions with Comcast.

Advertising

Advertising revenue is generated from the sale of advertising time on our cable networks and related digital media properties. Our advertising revenue depends on audience ratings, the value of the demographics of our cable networks’ viewers to advertisers and the number of advertising units we can place in our cable networks’ programming schedules. Advertising revenue is affected by the strength of the advertising market, general economic conditions and the success of our programming.

Advertising revenue in 2011 includes $907 million attributable to the Comcast Content Business. Excluding the impact of the Comcast Content Business, advertising revenue increased in 2011 primarily due to increases in the price of advertising units sold. Advertising revenue increased in 2010 primarily due to improvements in the overall television advertising market, which exceeded the adverse impact of lower ratings at some of our cable networks.

Other

We also generate revenue from the licensing and sale of our owned programming. Other revenue in 2011 includes $211 million attributable to the Comcast Content Business. Excluding the impact of the Comcast Content Business, revenue increased in 2011 and 2010 primarily due to increases in the licensing of our owned content from our cable production studio.

Cable Networks Segment – Operating Costs and Expenses

Our Cable Networks segment operating costs and expenses consist primarily of programming and production expenses, advertising and marketing expenses, and other operating costs and expenses. Programming and

29	NBCUniversal 2011 Annual Report on Form 10-K

production expenses include the amortization of owned and acquired programming, direct production costs, residual and participation payments, production overhead, and on-air talent costs. Advertising and marketing expenses primarily consist of the costs incurred in promoting our cable networks, costs associated with digital media, and the costs of licensing our programming to third-party networks and other distribution platforms. Other operating costs and expenses include salaries, employee benefits, rent and other overhead expenses.

Our operating costs and expenses in 2011 include $2 billion of expenses associated with the Comcast Content Business. In addition, operating costs and expenses increased in 2011 primarily due to higher programming and production expenses associated with an increase in the volume of original programming. Operating costs and expenses increased in 2010 due to higher programming and production expenses and an increase in advertising and marketing expenses.

Broadcast Television Segment – Results of Operations

	Successor	Predecessor	Combined	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	% Change 2010 to 2011	% Change 2009 to 2010
Revenue
Advertising	$3,941	$315	$4,256	$4,813	$4,164	(11.6)%	15.6%
Content licensing	1,509	111	1,620	1,315	1,318	23.2	(0.2)
Other	485	38	523	760	684	(31.2)	11.1
Total revenue	5,935	464	6,399	6,888	6,166	(7.1)	11.7
Operating costs and expenses	5,797	480	6,277	6,764	5,721	(7.2)	18.2
Operating income (loss) before depreciation and amortization	$138	$(16)	$122	$124	$445	(1.2)%	(72.1)%

Broadcast Television Segment – Revenue

Advertising

Advertising revenue is generated from the sale of advertising time on our broadcast networks, owned local television stations and related digital media properties. Our advertising revenue is generally based on audience ratings, the value of our viewer demographics to advertisers, and the number of advertising units we can place in our broadcast networks’ and owned television stations’ programming schedules. Advertising revenue is affected by the strength of national and local advertising markets, general economic conditions and the success of our programming.

Our advertising revenue decreased in 2011 primarily due to $601 million of revenue recognized in 2010 related to the 2010 Vancouver Olympics. Excluding the impact of the 2010 Vancouver Olympics, advertising revenue increased $44 million in 2011 primarily due to an increase in the price of advertising units sold, which exceeded the adverse effects of the decline in audience ratings in our primetime schedule. Advertising revenue increased in 2010 due to the impact of the 2010 Vancouver Olympics.

NBCUniversal 2011 Annual Report on Form 10-K	30

Content Licensing

Content licensing revenue is generated from the licensing of our owned programming in the United States and internationally. Content licensing revenue depends on the length and terms of the initial network license for our owned programming, consumer acceptance of our programming and our ability to subsequently license that programming to other networks, both in the United States and internationally, and to individual local U.S. television stations. In recent years, the production and distribution costs related to our owned programming have exceeded the revenue generated from the initial network license by an increasing amount. The licensing of our owned television programming after the initial network licensing is critical to the financial success of a television series.

Our content licensing revenue increased in 2011 primarily due to the impact of licensing agreements that we entered during 2011, which included the licensing of certain prior season and library content. Our content licensing revenue in 2010 remained consistent with 2009.

Other

Other revenue includes distribution revenue associated with the broadcast of the Olympic Games on our Cable Networks. We also generate revenue from the sale of our owned programming on DVDs, through electronic sell-through and other formats, and from the licensing of our brands and characters for consumer products. This revenue is driven primarily by the popularity of our broadcast networks and programming series and, therefore, fluctuates based on consumer spending and acceptance.

Other revenue decreased in 2011 primarily due to the absence of the 2010 Vancouver Olympics and a decline in DVD sales. Other revenue increased in 2010 primarily due to the 2010 Vancouver Olympics.

Broadcast Television Segment – Operating Costs and Expenses

Our Broadcast Television segment operating costs and expenses consist primarily of programming and production expenses, advertising and marketing expenses, and other operating costs and expenses. Programming and production expenses relate to content originating on our broadcast networks and owned local television stations and include the amortization of owned and acquired programming costs, direct production costs, residual and participation payments, production overhead, and on-air talent costs. Advertising and marketing expenses consist primarily of the costs incurred in promoting our owned television programming, as well as the replication, distribution and marketing costs of DVDs, costs associated with digital media, and the costs of licensing our programming to third parties and other distribution platforms. Other operating costs and expenses include salaries, employee benefits, rent and other overhead expenses.

Our operating costs and expenses decreased in 2011 primarily due to $1 billion of programming and production expenses recognized in 2010 associated with the 2010 Vancouver Olympics. Excluding the impact of the 2010 Vancouver Olympics, operating costs and expenses increased in 2011 primarily due to higher programming and production expenses associated with a greater number of original primetime series in 2011, as well as an increase in amortization of television costs resulting from the application of acquisition accounting. Operating costs and expenses in 2010, excluding the impact of the 2010 Vancouver Olympics, remained consistent with 2009.

31	NBCUniversal 2011 Annual Report on Form 10-K

Filmed Entertainment Segment – Results of Operations

	Successor	Predecessor	Combined	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	% Change 2010 to 2011	% Change 2009 to 2010
Revenue
Theatrical	$983	$58	$1,041	$900	$835	15.6%	7.8%
Content licensing	1,234	170	1,404	1,336	1,261	5.1	5.9
Home entertainment	1,559	97	1,656	1,732	1,831	(4.4)	(5.4)
Other	463	28	491	608	293	(19.3)	107.5
Total revenue	4,239	353	4,592	4,576	4,220	0.3	8.4
Operating costs and expenses	4,212	352	4,564	4,286	4,181	6.5	2.5
Operating income before depreciation and amortization	$27	$1	$28	$290	$39	(90.3)%	NM %

Filmed Entertainment Segment – Revenue

Theatrical

Theatrical revenue is generated from the worldwide theatrical release of our owned and acquired films and is significantly affected by the timing and number of our theatrical releases, as well as their acceptance by consumers. Theatrical release dates are determined by several factors, including production schedules, vacation and holiday periods, and the timing of competitive releases. Theatrical revenue is also affected by the number of exhibition screens, ticket prices, the percentage of ticket sale retention by theatrical exhibitors and the popularity of competing films at the time our films are released. The theatrical success of a film is a significant factor in determining the revenue a film is likely to generate in succeeding distribution platforms.

Our theatrical revenue increased in 2011 primarily due to an increase in the number of theatrical releases in our 2011 slate and the strong performance of the second quarter 2011 releases of Fast Five and Bridesmaids. Our theatrical revenue increased in 2010, primarily due to Despicable Me, Robin Hood, Wolfman and Little Fockers, along with carryover performance of the December 2009 release of It’s Complicated, compared to our 2009 releases.

Content Licensing

Content licensing revenue is generated primarily from the licensing of our owned and acquired films to broadcast, cable and premium networks, as well as other distribution platforms.

Our content licensing revenue increased in 2011 primarily due to the timing of when our owned and acquired films were made available to licensees. The increase in content licensing revenue in 2010 was primarily due to an increase in licensing to video on demand services and higher revenue received from domestic premium networks as well as to a favorable change in the composition of films licensed to cable and broadcast networks in 2010.

Home Entertainment

Home entertainment revenue is generated from the license and sale of our owned and acquired films through DVD sales to retail stores, rental kiosks and subscriptions by mail, as well as through digital media platforms, including electronic sell-through. Home entertainment revenue is significantly affected by the timing and number of our home entertainment releases and their acceptance by consumers. Home entertainment release dates are determined by several factors, including the timing of the theatrical exhibition of a film, holiday periods and the timing of competitive releases.

NBCUniversal 2011 Annual Report on Form 10-K	32

Our home entertainment revenue decreased in 2011 primarily due to the overall decline in the DVD market and fewer titles released in 2011. Our home entertainment revenue decreased in 2010 primarily due to a reduction in the direct-to-video titles and a reduction in DVD catalog sales, particularly in international markets, offset by an increase in sales of key titles, including Despicable Me.

Sales of DVDs have continued to decline. Several factors have contributed to the overall decline in the DVD market, including weak economic conditions, the maturation of the standard-definition DVD format, piracy, and intense competition for consumer discretionary spending and leisure time. DVD sales have also been negatively affected by an increasing shift by consumers toward subscription rental services, discount rental kiosks and digital forms of entertainment, such as video on demand services, which generate less revenue per transaction than DVD sales.

Other

We also generate revenue from distributing third parties’ filmed entertainment, producing stage plays, publishing music and licensing consumer products.

Our other revenue decreased in 2011 primarily due to decreases in revenue generated from our stage plays as a result of fewer shows. Our other revenue increased in 2010 primarily due to the consolidation of our stage plays businesses which were previously recorded as equity method investments in 2009.

Filmed Entertainment Segment – Operating Costs and Expenses

Our Filmed Entertainment segment operating costs and expenses consist primarily of amortization of capitalized film production and acquisition costs, residual and participation payments, and distribution and marketing expenses. Residual payments represent amounts payable to certain of our employees, including freelance and temporary employees, who are represented by labor unions or guilds, such as the Writers Guild of America, the Screen Actors Guild and the Directors Guild of America, and are based on post-theatrical revenue. Participation payments are primarily based on film performance and represent contingent consideration payable to creative talent and other parties involved in the production of a film, including producers, writers, directors, actors, and technical and production personnel, under employment or other agreements and to our film cofinancing partners under cofinancing agreements. Distribution and marketing expenses consist primarily of the costs associated with theatrical prints and advertising and the replication, distribution and marketing of DVDs. Other operating costs and expenses include salaries, employee benefits, rent and other overhead expenses.

We incur significant marketing expenses before and throughout the theatrical release of a film and in connection with the release of a film on other distribution platforms. As a result, we typically incur losses on a film prior to and during the film’s theatrical exhibition and may not realize profits, if any, until the film generates home entertainment and content licensing revenue. The costs of producing and marketing films have generally increased in recent years and may continue to increase in the future, particularly if competition within the filmed entertainment industry continues to intensify.

Our Filmed Entertainment segment operating costs and expenses increased in 2011 primarily due to an increase in marketing expenses associated with promoting our 2011 theatrical releases. Operating costs and expenses increased in 2010 primarily due to higher amortization expense, which correlated to the increase in theatrical revenue, as well as increased costs associated with the consolidation of our stage plays businesses.

33	NBCUniversal 2011 Annual Report on Form 10-K

These increases were offset in part by lower advertising and promotion costs based on the timing, quantity and composition of our 2010 releases, as well as lower replication, distribution and marketing costs associated with the decline in DVD sales.

Theme Parks Segment – Results of Operations

The table below includes 100% of the results of operations for Universal Orlando for all periods presented in order to reflect our current measure of operating income (loss) before depreciation and amortization for our Theme Parks segment.

	Successor	Predecessor	Combined	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	% Change 2010 to 2011	% Change 2009 to 2010
Revenue	$1,874	$115	$1,989	$1,600	$1,200	24.3%	33.3%
Operating costs and expenses	1,044	78	1,122	1,009	776	11.2	30.0
Operating income before depreciation and amortization	$830	$37	$867	$591	$424	46.3%	39.3%

Theme Parks Segment – Revenue

Our Theme Parks segment revenue is generated primarily from theme park attendance and per capita spending, as well as from management, licensing and other fees.

Attendance at our theme parks and per capita spending depend heavily on the general environment for travel and tourism, including consumer spending on travel and other recreational activities. License and other fees relate primarily to our agreements with third parties that operate the Universal Studios Japan and the Universal Studios Singapore theme parks to license the Universal Studios brand name, certain characters and other intellectual property.

Our Theme Parks segment revenue increased in 2011 primarily due to an increase in attendance and per capita spending at our Universal theme parks driven primarily by the continued strong performance of The Wizarding World of Harry Potter™ attraction in Orlando and the King Kong attraction in Hollywood.

Our Theme Parks revenue increased in 2010 primarily due to an increase in attendance at our Orlando theme park resulting from the opening of The Wizarding World of Harry Potter™ attraction in June 2010. Attendance also increased at our Hollywood theme park due in part to the new King Kong attraction, which opened in the beginning of the third quarter of 2010. In addition, revenue from international licensing and other fees increased as a result of the opening of Universal Studios Singapore in early 2010.

Theme Parks Segment – Operating Costs and Expenses

Our Theme Parks segment operating costs and expenses consist primarily of theme park operations, including repairs and maintenance and related administrative expenses; costs of food, beverage and merchandise; labor costs; and sales and marketing costs.

Our Theme Parks segment combined operating costs and expenses increased in 2011 primarily due to additional variable costs associated with increases in attendance and per capita spending at our Universal theme parks in Orlando and Hollywood. The increase in operating costs and expenses in 2010 was primarily driven by

NBCUniversal 2011 Annual Report on Form 10-K	34

increased costs associated with increased attendance at our Orlando and Hollywood theme parks, as well as additional marketing costs associated with promoting The Wizarding World of Harry Potter™ and King Kong attractions.

Headquarters, Other and Eliminations

Headquarters and Other operating costs and expenses include corporate overhead, employee benefit expenses, expenses related to the Joint Venture Transaction and corporate initiatives. Our combined operating costs and expenses increased in 2011 primarily due to transaction-related costs, including severance and other compensation-related costs.

Eliminations include the results of operations for Universal Orlando for the periods prior to July 1, 2011. Our Theme Parks segment includes the results of operations of Universal Orlando for these periods because these amounts reflect our current segment performance measure. These amounts are not included when we measure our consolidated results of operations because we recorded Universal Orlando as an equity method investment for the periods prior to July 1, 2011.

Consolidated Other Income (Expense) Items

	Successor	Predecessor	Combined	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	% Change 2010 to 2011	% Change 2009 to 2010
Equity in net income of investees, net	$262	$25	$287	$308	$103	(6.8)%	199.0%
Interest expense	(389)	(37)	(426)	(277)	(49)	53.8	NM
Interest income	19	4	23	55	55	(58.2)	—
Other income (expense), net	(129)	(29)	(158)	(29)	211	NM	(113.7)
Total	$(237)	$(37)	$(274)	$57	$320	NM	(82.2)%

Equity in Net Income of Investees, Net

The decrease in 2011 primarily relates to our acquisition of the remaining 50% equity interest in Universal Orlando in July 2011. As a result, we no longer record Universal Orlando as an equity method investment following the acquisition date. See “Segment Operating Results – Theme Parks Segment Results of Operations” above for further information. Equity in net income of investees, net includes $52 million in 2011 of incremental amortization of the basis differences resulting from the increased fair value of our investments that was recorded as a result of the Joint Venture Transaction.

The increase in 2010 was primarily attributable to increases from Universal Orlando driven by the opening in June 2010 of The Wizarding World of Harry Potter™. Additional increases resulted primarily from improved performance of our investment in A&E Television Networks as well as the consolidation in 2010 of Station Venture Holdings, LLC (“Station Venture”), a variable interest entity, which had been accounted for as an equity method investment in 2009, and which had been incurring losses.

Interest Expense

Interest expense increased in 2011 and 2010 primarily due to the incremental interest expense associated with the $9.1 billion of senior notes issued in 2010.

Additionally, in 2010 as a result of the consolidation of Station Venture, we recorded $67 million of interest expense associated with an $816 million Station Venture note, our share of which was reflected within equity in net income of investees, net in 2009 as this was accounted for as an equity method investment in 2009.

35	NBCUniversal 2011 Annual Report on Form 10-K

Other Income (Expense), Net

Other income (expense) in 2011 includes $57 million of expenses related to contractual obligations involving perpetual financial interests held by third parties in certain of our businesses. The obligations were recorded at fair value in connection with the Joint Venture and Universal Orlando transactions, with subsequent changes in fair value recorded in other income (expense). In addition, in 2011, we recorded a $27 million loss related to the sale of an independent Spanish-language local television station that we owned and operated. Other income (expense) decreased in 2010, primarily due to the absence of significant noncash gains and other-than-temporary impairments recorded in 2009. The noncash gains related to changes in our proportionate share of two of our equity method investees, and the other-than-temporary impairments, related to our investments in ION Media Networks and The Weather Channel.

Income Tax Expense

As a result of the closing of the Joint Venture Transaction, we converted into a limited liability company, and our company is disregarded for U.S. federal income tax purposes as an entity separate from NBCUniversal Holdings, a tax partnership. NBCUniversal and our subsidiaries do not incur any significant current or deferred domestic income taxes. Our income tax expense is comprised of foreign withholding taxes, foreign income taxes and domestic income taxes that are primarily related to state income taxes. The decrease in our income tax expense in 2011 is reflective of these changes in our tax status.

The decrease in our income tax expense in 2010 was primarily the result of several contributing factors, including favorable legislation that increased the tax benefit for domestic production activities, a decrease in the state rate of approximately 1%, and the favorable settlement of state tax reserves. As a result of the foregoing factors, the effective tax rate for the year ended December 31, 2010 decreased to 33% from 40% for 2009.

Consolidated Net (Income) Loss Attributable to Noncontrolling Interests

Net (income) loss attributable to noncontrolling interests increased in 2011 primarily due to income associated with the noncontrolling interests in the regional sports networks contributed by Comcast as part of the Joint Venture Transaction and the impact of the deconsolidation, effective January 28, 2011, of Station Venture. See Note 7 to our consolidated financial statements for additional information on Station Venture.

Net income attributable to noncontrolling interests increased slightly in 2010 as a result of an increase in net income associated with stage plays in our Filmed Entertainment segment partially offset by the consolidation of Station Venture, which was accounted for as a noncontrolling interest in 2009.

Liquidity and Capital Resources

Our businesses generate significant cash flows from operating activities. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements, including fixed charges, debt repayment obligations, and distributions to NBCUniversal Holdings through our cash flows from operating activities, existing cash, cash equivalents and investments, available borrowings under our existing credit facilities, and our ability to obtain future external financing.

We maintain significant availability under our lines of credit and our commercial paper program to meet our short-term liquidity requirements. As of December 31, 2011, amounts available under our credit facility totaled approximately $934 million.

NBCUniversal 2011 Annual Report on Form 10-K	36

We are subject to the covenants and restrictions set forth in the indentures governing our public debt securities and in the credit agreement governing our credit facility. We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our businesses or raise additional capital. We test our compliance with our credit facility’s covenants on an ongoing basis. The only financial covenant in our credit facility pertains to leverage (ratio of debt to earnings). As of December 31, 2011, we met this financial covenant by a significant margin and do not expect to have to further reduce debt or improve operating results in order to continue to comply with this financial covenant.

Joint Venture Transaction

Following the closing of the Joint Venture Transaction and our conversion to a limited liability company, NBCUniversal Holdings, our sole member, caused us to, and will continue to cause us to, make distributions or loans to NBCUniversal Holdings to meet its cash requirements. These requirements include an obligation to make distributions of cash on a quarterly basis to enable its indirect owners (Comcast and GE) to meet their obligations to pay taxes on taxable income generated by our businesses.

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

Prior to the closing of the Joint Venture Transaction, we distributed approximately $7.4 billion to GE. Substantially all of our cash and cash equivalents were distributed to GE, except for approximately $200 million and minimal cash balances at our international subsidiaries, which we retained to facilitate the funding of our short-term working capital requirements immediately following the closing of the Joint Venture Transaction. The Comcast Content Business was contributed with cash or cash equivalents of approximately $38 million.

Universal Orlando Transaction

On July 1, 2011, we acquired the remaining 50% equity interest in Universal Orlando that we did not already own for $1 billion. Universal Orlando is now a wholly owned consolidated subsidiary and its results are included in our consolidated results of operations following the acquisition. We funded this transaction with cash on hand, borrowings under our revolving credit facility and a $250 million one-year note due to Comcast which was repaid in December 2011. As a result of the acquisition, we assumed various debt obligations with a fair value as of the acquisition date of $1.5 billion. Borrowings under our revolving credit facility, along with cash on hand at Universal Orlando, were used to terminate Universal Orlando’s existing $801 million term loan immediately following the acquisition.

On August 1, 2011, Universal Orlando redeemed $140 million aggregate principal amount of its 8.875% senior notes due 2015 and $79 million aggregate principal amount of its 10.875% senior subordinated notes due 2016. In October 2011, we fully and unconditionally guaranteed Universal Orlando’s 8.875% senior notes due 2015 and its 10.875% senior subordinate notes due 2016 in exchange for amendments that conform the notes’ covenants and events of default to those contained in our $9.1 billion of outstanding public debt securities. The guarantee includes the payment of principal, premium, if any, and interest. See Note 10 to our

37	NBCUniversal 2011 Annual Report on Form 10-K

consolidated financial statements for additional information on the remaining Universal Orlando notes outstanding as of December 31, 2011.

Receivables Monetization

We monetize certain of our accounts receivable under programs with a syndicate of banks. The effects of these monetization transactions are a component of net cash provided by operating activities in our consolidated statement of cash flows. See Note 19 to our consolidated financial statements for additional information.

Film Financing

In response to the high cost of producing films, we have entered into film cofinancing arrangements with third parties to jointly finance or distribute certain of our film productions. These arrangements can take various forms. In most cases, the form of the arrangement involves the grant of an economic interest in a film to a third-party investor. Investors generally assume the full risks and rewards of ownership proportionate to their ownership in the film. We account for our proceeds as a reduction to our capitalized film cost, and the related cash flows are a component of net cash provided by operating activities.

Operating Activities

Components of Net Cash Provided by Operating Activities

	Successor	Predecessor	Combined	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Operating income	$2,283	$8	$2,291	$2,204	$1,868
Depreciation and amortization	1,113	27	1,140	349	347
Operating income before depreciation and amortization	3,396	35	3,431	2,553	2,215
Noncash compensation	17	48	65	—	—
Changes in operating assets and liabilities	(168)	(220)	(388)	(208)	699
Cash basis operating income	3,245	(137)	3,108	2,345	2,914
Payments of interest	(444)	(1)	(445)	(275)	(105)
Payments of income taxes	(161)	(493)	(654)	(328)	(461)
Proceeds from interest, dividends and other nonoperating items	229	2	231	269	274
Net cash provided by (used in) operating activities	$2,869	$(629)	$2,240	$2,011	$2,622

The changes in operating assets and liabilities in 2011 and 2010 primarily relate to net cash outflows on our receivables monetization programs and an increase in film and television costs and net cash inflows related to the timing of payments made for accounts payables and other accrued expenses.

The increase in interest payments in 2011 and 2010 was primarily due to the issuance during 2010 of our $9.1 billion of senior debt securities.

NBCUniversal 2011 Annual Report on Form 10-K	38

The increase in income tax payments in 2011 was primarily due to federal tax payments related to the repatriation of foreign earnings, as well as tax payments to GE in 2011 related to the settlement of certain tax positions in preparation for the closing of the Joint Venture Transaction and our conversion to a limited liability company.

Investing Activities

Net cash used in investing activities in 2011 consisted primarily of cash paid, net of cash acquired, for the Universal Orlando acquisition and cash paid for capital expenditures and intangible assets. Cash paid for intangible assets included payments associated with the acquisition of intellectual property rights for use in our theme parks. Net cash used in investing activities in 2010 consisted primarily of capital expenditures. We have invested and continue to invest in existing and new attractions at our theme parks.

Financing Activities

Net cash used in financing activities in 2011 consisted primarily of the various financing transactions related to the Universal Orlando transaction (see Note 4 to our consolidated financial statements for additional information), the $332 million repurchase of a preferred stock interest from an affiliate of GE in the Predecessor period ended January 28, 2011, and an increase in distributions to noncontrolling interests due to the consolidation of the Comcast Content Business in the Successor period ended December 31, 2011. In addition, in January 2011, we paid a dividend to GE that was substantially offset by GE’s repayment of loans due to us which we had previously made to GE following the issuance of our senior debt securities in 2010.

In 2010, we issued $9.1 billion of senior debt securities in connection with the Joint Venture Transaction.

See Note 10 to our consolidated financial statements for further discussion of our financing activities, including details of our debt repayments and borrowings.

Contractual Obligations

The table below presents our future contractual obligations as of December 31, 2011 by period in which the payments are due.

	Payment Due by Period
(in millions)	Total	Year 1	Year 2-3	Year 4-5	More than 5
Debt obligations(a)	$10,150	$550	$904	$2,488	$6,208
Capital lease obligations	18	4	5	5	4
Operating lease obligations	1,839	282	421	338	798
Purchase obligations(b)	33,270	5,406	5,448	5,114	17,302
Other long-term liabilities reflected on the balance sheet(c)	2,105	102	262	309	1,432
Total(d)	$47,382	$6,344	$7,040	$8,254	$25,744

Refer to Note 10 (long-term debt) and Note 20 (commitments and contingencies) to our consolidated financial statements.

(a)	Excludes interest payments.

(b)

Purchase obligations consist of agreements to purchase goods and services that are legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased and price provisions. Our purchase obligations consist primarily of the commitments to acquire sports programming, including U.S. television rights to future Olympic Games through 2020, NBC’s Sunday Night Football through the 2022-23 season and the Super Bowls in 2012, 2015, 2018 and 2021; NHL games through the 2020-21 season; Spanish-language U.S. television rights to FIFA World Cup games through 2022; and certain PGA TOUR golf events through 2021; and obligations under various creative talent and employment agreements, including obligations to actors, producers, television personalities and executives, and various other television commitments. Purchase obligations do not include contracts with immaterial future commitments.

(c)

Other long-term obligations consist primarily of certain contractual obligations acquired in connection with the Joint Venture and Universal Orlando transactions, as well as pension and postretirement benefit obligations. The contractual obligations involve perpetual financial interests held by third parties in certain of our businesses and are based upon a percentage of future revenue of the specified businesses. One of these contractual obligations provides the third party with the option, beginning in 2017, to require us to purchase the

39	NBCUniversal 2011 Annual Report on Form 10-K

interest for cash in an amount equal to the fair value of the estimated future payments. Payments of $1.7 billion of participations and residuals and a $482 million liability that represents the fair value, as of the date of the Joint Venture Transaction, of consolidated assets that serve as collateral for the $816 million Station Venture note are not included in the table above because we cannot make a reliable estimate of the period in which these obligations will become payable. Reserves for uncertain tax positions of approximately $52 million are not included in the table above because we cannot make a reliable estimate of the period in which the unrecognizable tax benefits will be recognized.

(d)	Total contractual obligations are made up of the following components.

(in millions)
Liabilities recorded on the balance sheet	$13,181
Commitments not recorded on the balance sheet	34,201
Total	$47,382

GE Redemption Rights

Under the terms of the operating agreement of NBCUniversal Holdings, during the six month period beginning July 28, 2014, GE has the right to cause NBCUniversal Holdings to redeem, in cash, half of GE’s interest in NBCUniversal Holdings, and during the six month period beginning January 28, 2018, GE has the right to cause NBCUniversal Holdings to redeem GE’s remaining interest, if any. NBCUniversal Holdings has no independent source of cash, other than distributions or loans from our company, and any potential redemption of GE’s remaining equity interests is expected to be funded primarily through our cash flows from operating activities and our borrowing capacity. No amounts related to this potential obligation are included in the table above. See Note 4 to our consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any significant off-balance sheet arrangements, other than GE’s redemption rights discussed above, that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Judgments and Estimates

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe our judgments and related estimates associated with revenue recognition, film and television costs and the valuation of acquired assets and liabilities associated with the Joint Venture and Universal Orlando transactions are critical in the preparation of our financial statements. See Note 2 to our consolidated financial statements for a discussion of our accounting policies with respect to these and other items and Note 4 to our consolidated financial statements for additional information on our Joint Venture and Universal Orlando transactions.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk Management

We have significant operations in a number of countries outside the United States, and certain of our operations are conducted in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. These changes could adversely affect the U.S. dollar value of our non-U.S. revenue and operating costs and expenses and reduce international demand for our content, all of which could negatively affect our business, financial condition and results of operations in a given period or in specific territories.

NBCUniversal 2011 Annual Report on Form 10-K	40

As part of our overall strategy to manage the level of exposure to the risk of foreign exchange rate fluctuations, we enter into derivative financial instruments related to a significant portion of our foreign currency exposures. We enter into foreign currency forward and option contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of our foreign currency assets, liabilities, commitments, and forecasted foreign currency revenue and expenses. In accordance with our policy, we hedge forecasted foreign currency transactions for periods generally not to exceed 18 months. As of December 31, 2011, we had foreign exchange contracts on a total notional value of $767 million. As of December 31, 2011, these foreign exchange contracts had an aggregate estimated fair value loss of $2 million.

We have analyzed our foreign currency exposures as of December 31, 2011, including our hedging contracts, to identify assets and liabilities denominated in a currency other than their relevant functional currency. For these assets and liabilities, we then evaluated the effects of a 10% shift in currency exchange rates between those currencies and the U.S. dollar. The analysis of such shift in exchange rates indicated that there would be an immaterial effect on our 2011 income.

See Note 2 to our consolidated financial statements for additional information on our accounting policies for derivative financial instruments and Note 11 to our consolidated financial statements for additional information on our derivative financial instruments.

Interest Rate Risk Management

We maintain a mix of fixed-rate and variable-rate debt and we are exposed to the market risk of adverse changes in interest rates. In order to manage the cost and volatility relating to the interest cost of our outstanding debt, we enter into various interest rate risk management derivative transactions in accordance with our policies.

We monitor our exposure to the risk of adverse changes in interest rates through the use of techniques that include market value and sensitivity analyses. We do not engage in any speculative or leveraged derivative transactions.

Our interest rate derivative financial instruments, which primarily include fixed to variable interest rate swaps entered into in 2011, represent an integral part of our interest rate risk management program. Our interest rate derivative financial instruments reduced the portion of our total debt at fixed rates to 87% from 95% as of December 31, 2011. Interest rate derivative financial instruments may have a significant effect on our interest expense in the future.

The table below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2011.

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value 12/31/2011
Debt
Fixed rate	$4	$3	$907	$1,320	$1,173	$6,211	$9,618	$10,492
Average interest rate	8.7%	8.5%	2.1%	4.5%	3.8%	5.3%	4.7%
Variable rate	$550	$—	$—	$—	$—	$—	$550	$550
Average interest rate	1.2%	0.0%	0.0%	0.0%	0.0%	0.0%	1.2%
Interest rate instruments
Fixed to variable swaps	$—	$—	$300	$150	$300	$—	$750	$33
Average pay rate	0.0%	0.0%	1.0%	2.4%	1.3%	0.0%	1.4%
Average receive rate	0.0%	0.0%	2.1%	3.7%	2.9%	0.0%	2.7%

41	NBCUniversal 2011 Annual Report on Form 10-K

We use the notional amount of each instrument to calculate the interest to be paid or received. The notional amounts do not represent our exposure to credit loss. The estimated fair value approximates the amount of payments to be made or proceeds to be received to settle the outstanding contracts, including accrued interest. We estimate interest rates on variable debt and swaps using the average implied forward London Interbank Offered Rate (“LIBOR”) through the year of maturity based on the yield curve in effect on December 31, 2011, plus the applicable borrowing margin on December 31, 2011.

Refer to Note 10 to our consolidated financial statements for a discussion on our debt outstanding and to Note 11 to our consolidated financial statements for a discussion on our derivative financial instruments.

Counterparty Credit Risk Management

Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions we believe have reputable credit and, therefore, bear minimal risk.

We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

NBCUniversal 2011 Annual Report on Form 10-K	42

Item 8: Financial Statements and Supplementary Data

43	NBCUniversal 2011 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Member of NBCUniversal Media, LLC

New York, New York

We have audited the accompanying consolidated balance sheet of NBCUniversal Media, LLC and subsidiaries (the “Company”), as of December 31, 2011 (successor), the related consolidated statements of income, comprehensive income, cash flows and changes in equity for the period from January 29, 2011 to December 31, 2011 (successor), and the consolidated statements of income, comprehensive income, cash flows and changes in equity of NBC Universal, Inc. and subsidiaries (the “Predecessor Company”) for the period from January 1, 2011 to January 28, 2011 (predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company and the Predecessor Company are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s or the Predecessor Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 (successor), the results of its operations and its cash flows for the period from January 29, 2011 to December 31, 2011 (successor), and the results of the Predecessor Company’s operations and cash flows for the period from January 1, 2011 to January 28, 2011 (predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 28, 2011, Comcast Corporation closed its transaction with General Electric Company and as part of the transaction, NBC Universal, Inc. (predecessor) was converted into a limited liability company named NBCUniversal Media, LLC (successor).

/s/ Deloitte & Touche LLP

New York, New York

February 22, 2012

NBCUniversal 2011 Annual Report on Form 10-K	44

Report of Independent Registered Public Accounting Firm

To the Member of NBCUniversal Media, LLC

We have audited the accompanying consolidated balance sheet of NBC Universal, Inc. and consolidated subsidiaries (“NBC Universal”) as of December 31, 2010 (predecessor), and the related consolidated statements of income, comprehensive income, cash flows and changes in equity for each of the years in the two-year period ended December 31, 2010 (predecessor). In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule II. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of NBC Universal’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBC Universal as of December 31, 2010 (predecessor), and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010 (predecessor) in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

February 28, 2011 except for Notes 1, 9 & 18 and the consolidated financial statement schedule as to which the date is May 13, 2011, and except for the Consolidated Statement of Comprehensive Income and Notes 21 & 22 as to which the date is February 22, 2012.

45	NBCUniversal 2011 Annual Report on Form 10-K

Consolidated Balance Sheet

	Successor	Predecessor
December 31 (in millions, except share data)	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$808	$1,084
Short-term loans to GE, net	—	8,072
Receivables, net	3,557	2,163
Programming rights	987	533
Other current assets	329	411
Total current assets	5,681	12,263
Film and television costs	5,227	3,890
Investments	3,430	1,723
Noncurrent receivables, net	1,008	782
Property and equipment, net	4,964	1,835
Goodwill	14,657	19,243
Intangible assets, net	15,695	2,552
Other noncurrent assets	122	136
Total assets	$50,784	$42,424

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$2,119	$1,564
Accrued participations and residuals	1,255	1,291
Program obligations	508	422
Deferred revenue	728	500
Accrued expenses and other current liabilities	1,447	972
Current portion of long-term debt	554	—
Total current liabilities	6,611	4,749
Long-term debt, less current portion	9,614	9,090
Related party borrowings	—	816
Accrued participations, residuals and program obligations	873	639
Deferred income taxes	110	2,303
Deferred revenue	381	395
Other noncurrent liabilities	2,930	615
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests	184	—
NBCUniversal member’s and stockholders’ equity:
Common stock, $0.01 par value per share – authorized, 2,000 shares; issued, 1,000	—	—
Additional paid-in capital	—	23,592
Member’s capital	29,798	—
Retained earnings	—	320
Accumulated other comprehensive income (loss)	(78)	(13)
Total NBCUniversal member’s and stockholders’ equity	29,720	23,899
Noncontrolling interests	361	(82)
Total equity	30,081	23,817
Total liabilities and equity	$50,784	$42,424

See accompanying notes to consolidated financial statements.

NBCUniversal 2011 Annual Report on Form 10-K	46

Consolidated Statement of Income

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenue	$19,028	$1,206	$16,590	$15,085
Costs and Expenses:
Operating costs and expenses	15,632	1,171	14,037	12,870
Depreciation	401	19	252	242
Amortization	712	8	97	105
	16,745	1,198	14,386	13,217
Operating income	2,283	8	2,204	1,868
Other Income (Expense):
Equity in net income of investees, net	262	25	308	103
Interest expense	(389)	(37)	(277)	(49)
Interest income	19	4	55	55
Other income (expense), net	(129)	(29)	(29)	211
	(237)	(37)	57	320
Income (loss) before income taxes	2,046	(29)	2,261	2,188
Income tax (expense) benefit	(185)	4	(745)	(872)
Net income (loss) from consolidated operations	1,861	(25)	1,516	1,316
Net (income) loss attributable to noncontrolling interests	(178)	2	(49)	(38)
Net income (loss) attributable to NBCUniversal	$1,683	$(23)	$1,467	$1,278

See accompanying notes to consolidated financial statements.

47	NBCUniversal 2011 Annual Report on Form 10-K

Consolidated Statement of Comprehensive Income

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For The Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net income (loss) from consolidated operations	$1,861	$(25)	$1,516	$1,316
Employee benefit obligations, net	(64)	4	(9)	(8)
Currency translation adjustments, net	(14)	1	(1)	75
Other, net	—	(2)	3	2
Comprehensive income	1,783	(22)	1,509	1,385
Net (income) loss attributable to noncontrolling interests	(178)	2	(49)	(38)
Comprehensive income attributable to NBCUniversal	$1,605	$(20)	$1,460	$1,347

See accompanying notes to consolidated financial statements.

NBCUniversal 2011 Annual Report on Form 10-K	48

Consolidated Statement of Cash Flows

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Operating activities
Net income (loss) from consolidated operations	$1,861	$(25)	$1,516	$1,316
Adjustments to reconcile net income (loss) from consolidated operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,113	27	349	347
Amortization of film and television costs	6,766	549	7,233	5,770
Noncash compensation expense	17	48	—	—
Equity in net income of investees, net	(262)	(25)	(308)	(103)
Cash received from investees	301	—	215	182
Deferred income taxes	27	(473)	254	186
Net (gain) loss on investment activity and other	30	27	28	(174)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in receivables, net	(357)	(675)	(80)	491
Change in film and television costs	(7,018)	(590)	(7,287)	(5,620)
Change in accounts payable and accrued expenses related to trade creditors	95	399	93	75
Change in accrued participations and residuals, program obligations and deferred revenue	130	127	(120)	(69)
Change in other operating assets and liabilities	166	(18)	118	221
Net cash provided by (used in) operating activities	2,869	(629)	2,011	2,622

Investing Activities
Capital expenditures	(432)	(16)	(286)	(308)
Cash paid for intangible assets	(249)	—	(79)	(31)
Acquisitions, net of cash acquired	(746)	—	—	(14)
Proceeds from sale of businesses and investments	117	331	3	67
Purchases of investments and other assets	(22)	—	(19)	(64)
Net cash provided by (used in) investing activities	(1,332)	315	(381)	(350)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	550	—	—	—
Proceeds from third party borrowings	—	—	9,090	1,671
Repurchases and repayments of third party borrowings	(1,044)	—	(1,671)	(1,692)
Proceeds from borrowings from Comcast	250	—	—	—
Repayments of borrowings from Comcast	(250)	—	—	—
(Increase) decrease in short-term loans to GE, net	—	8,072	(6,529)	(363)
Dividends paid	(315)	(8,041)	(1,589)	(1,950)
Distributions to member	(244)	—	—	—
Repurchase of preferred stock interest	—	(332)	—	—
Contributions from noncontrolling interests	3	1	8	—
Distributions to noncontrolling interests	(187)	—	(52)	(60)
Net cash provided by (used in) financing activities	(1,237)	(300)	(743)	(2,394)
Increase (decrease) in cash and cash equivalents	300	(614)	887	(122)
Cash and cash equivalents, beginning of period	508	1,084	197	319
Cash and cash equivalents, end of period	$808	$470	$1,084	$197

See accompanying notes to consolidated financial statements.

49	NBCUniversal 2011 Annual Report on Form 10-K

Consolidated Statement of Changes in Equity

Predecessor (in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
Balance, January 1, 2009	$—	$23,592	$1,181	$(75)	$16	$24,714
Dividends declared			(1,950)			(1,950)
Distributions to noncontrolling interests, net					(60)	(60)
Other					16	16
Other comprehensive income (loss)				69		69
Net income (loss)			1,278		38	1,316
Balance, December 31, 2009	$—	$23,592	$509	$(6)	$10	$24,105
Balance, January 1, 2010	$—	$23,592	$509	$(6)	$10	$24,105
Dividends declared			(1,586)			(1,586)
Distributions to noncontrolling interests, net					(44)	(44)
Other			(70)		(97)	(167)
Other comprehensive income (loss)				(7)		(7)
Net income (loss)			1,467		49	1,516
Balance, December 31, 2010	$—	$23,592	$320	$(13)	$(82)	$23,817
Balance, January 1, 2011	$—	$23,592	$320	$(13)	$(82)	$23,817
Noncash compensation		48				48
Dividends declared		(7,846)	(297)			(8,143)
Other		(331)			2	(329)
Other comprehensive income (loss)				3		3
Net income (loss)			(23)		(2)	(25)
Balance, January 28, 2011	$—	$15,463	$—	$(10)	$(82)	$15,371

Successor (in millions)			Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Member’s equity, remeasured at January 28, 2011			$24,089	$—	$262	$24,351
Contribution of Comcast Content Business			4,344	—	57	4,401
Total member’s equity at January 28, 2011			28,433	—	319	28,752
Noncash compensation			17			17
Dividends declared			(244)			(244)
Issuance of subsidiary shares to noncontrolling interests			89		43	132
Contributions from (distributions to) noncontrolling interests, net					(176)	(176)
Other			(180)		13	(167)
Other comprehensive income (loss)				(78)		(78)
Net income (loss)			1,683		162	1,845
Balance, December 31, 2011			$29,798	$(78)	$361	$30,081

See accompanying notes to consolidated financial statements.

NBCUniversal 2011 Annual Report on Form 10-K	50

Notes to Consolidated Financial Statements

Note 1: Organization and Business

On January 28, 2011, Comcast Corporation (“Comcast”) closed its transaction (the “Joint Venture Transaction”) with General Electric Company (“GE”) to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). Comcast now controls and owns 51% of NBCUniversal Holdings and GE owns the remaining 49%. As part of the Joint Venture Transaction, NBC Universal, Inc. (our “Predecessor”) was converted into a limited liability company named NBCUniversal Media, LLC (“NBCUniversal”), which is a wholly owned subsidiary of NBCUniversal Holdings. Comcast contributed to NBCUniversal its national cable networks, including E!, Golf Channel, G4, Style and VERSUS (now named NBC Sports Network), its regional sports and news networks, consisting of ten regional sports networks and three regional news channels, certain of its Internet businesses, including DailyCandy and Fandango and other related assets (the “Comcast Content Business”). In addition to contributing the Comcast Content Business, Comcast also made a cash payment to GE of $6.2 billion, which included transaction-related costs. See Note 4 for additional information on the Joint Venture Transaction.

Following the closing of the Joint Venture Transaction, we present our operations in the following four reportable segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. See Note 21 for additional information on our reportable segments.

Our Cable Networks segment consists primarily of our national cable entertainment networks (USA Network, Syfy, E!, Bravo, Oxygen, Style, G4, Chiller, Cloo (formerly Sleuth) and Universal HD); our national cable news and information networks (CNBC, MSNBC and CNBC World); our national cable sports networks (Golf Channel and NBC Sports Network (formerly VERSUS)); our 13 regional sports and news networks; our international cable networks (including CNBC Europe, CNBC Asia and our Universal Networks International portfolio of networks); our cable television production studio; and our related digital media properties, which consist primarily of brand-aligned and other websites, such as DailyCandy, Fandango and iVillage.

Our Broadcast Television segment consists primarily of our NBC and Telemundo broadcast networks, our NBC and Telemundo owned local television stations, our broadcast television production operations, and our related digital media properties, which consist primarily of brand-aligned websites.

Our Filmed Entertainment segment consists of the operations of Universal Pictures, including Focus Features, which produces, acquires, markets and distributes filmed entertainment worldwide in various media formats for theatrical, home entertainment, television and other distribution platforms. We also develop, produce and license stage plays.

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood. We also receive fees from intellectual property licenses and other services from third parties that own and operate Universal Studios Japan and Universal Studios Singapore.

Note 2: Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include (i) all of our accounts, (ii) all entities in which we have a controlling voting interest (“subsidiaries”) and (iii) variable interest entities (“VIEs”) required to be consolidated in accordance with generally accepted accounting principles in the United States (“GAAP”). We have eliminated intercompany accounts and transactions among consolidated entities. Transactions between NBCUniversal and Comcast, GE, their affiliates and other associated companies are reflected in these consolidated financial statements and disclosed as related party transactions when material.

51	NBCUniversal 2011 Annual Report on Form 10-K

As a result of the change in control of our company, Comcast has applied the acquisition method of accounting with respect to the assets and liabilities of the NBCUniversal businesses it acquired (“NBCUniversal contributed businesses”), which have been remeasured to fair value as of the date of the Joint Venture Transaction. Such fair values have been reflected in our financial statements following the “push down method of accounting.” Our consolidated financial statements for periods following the close of the Joint Venture Transaction are labeled “Successor” and reflect both the push down of Comcast’s basis of accounting in the new fair values of the assets and liabilities of NBCUniversal contributed businesses, and consolidation of the Comcast Content Business at historical cost. All periods prior to the closing of the Joint Venture Transaction reflect the historical accounting basis in our assets and liabilities and are labeled “Predecessor.” Our consolidated financial statements and footnotes include a black line division, which appears between the columns titled Predecessor and Successor, which signifies that the amounts shown for the periods prior to and following the Joint Venture Transaction are not comparable. See Note 4 for additional information on the Joint Venture Transaction.

Our Use of Estimates

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used when accounting for various items, including the fair value of acquisition-related assets and liabilities, allowances for doubtful accounts, amortization of owned and acquired programming, impairment of capitalized film and television costs, participation and residual accruals, investments, derivative financial instruments, asset impairments, nonmonetary transactions, pensions and other postretirement benefits, revenue recognition, estimates of DVD and Blu-ray disc (together, “DVDs”) returns and customer incentives, depreciation and amortization, income taxes, legal contingencies, and other contingent liabilities. See Note 12 for our discussion on fair value estimates.

Cash Equivalents

The carrying amounts of our cash equivalents approximate their fair value. Our cash equivalents consist primarily of money market funds and U.S. government obligations, as well as commercial paper and certificates of deposit with maturities of less than three months when purchased.

Film and Television Costs

We capitalize film and television production costs, including direct costs, production overhead, print costs, development costs and interest. We amortize capitalized film and television production costs, including acquired libraries, and accrue costs associated with participation and residual payments to operating costs and expenses. We record the amortization and the accrued costs using the ratio of the current period’s actual revenue to the estimated total remaining gross revenue from all sources, which is referred to as ultimate revenue. Estimates of total revenue and total costs are based on anticipated release patterns, public acceptance and historical results for similar productions. Unamortized film and television costs, including acquired film and television libraries, are stated at the lower of unamortized cost or fair value. We do not capitalize costs related to the exhibition, licensing or sale of a film or television production, which are primarily costs associated with the marketing and distribution of film and television programming.

In determining the estimated lives and method of amortization of acquired film and television libraries, we generally use the method and the life that most closely follow the undiscounted cash flows over the estimated life of the asset.

Upon the occurrence of an event or change in circumstance that may indicate that the fair value of a film is less than its unamortized costs, we determine the fair value of the film and record an impairment charge for the amount by which the unamortized capitalized costs exceed the film’s fair value.

NBCUniversal 2011 Annual Report on Form 10-K	52

We enter into arrangements with third parties to jointly finance and distribute certain of our film productions. These arrangements, which are referred to as cofinancing arrangements, can take various forms. In most cases, the form of the arrangement involves the grant of an economic interest in a film to a third-party investor. The number of investors and the terms of these arrangements can also vary, although in most cases an investor assumes full risk for the portion of the film acquired in these arrangements. We account for our proceeds under these arrangements as a reduction to our capitalized film costs. In these arrangements, the investor owns an undivided copyright interest in the film and, therefore, in each period we record either a charge or benefit to operating costs and expenses to reflect the estimate of the third-party investor’s interest in the profit or loss of the film. The estimate of the third-party investor’s interest in profit or loss of a film is determined by reference to the ratio of actual revenue earned to date in relation to the ultimate revenue expected to be recognized over a film’s useful life.

We capitalize the costs of programming content that we license, but do not own, including rights to multiyear live-event sports programming, at the earlier of when payments are made for the acquired programming or when the license period begins and the content is available for use. We amortize capitalized programming costs as the associated programs are broadcast. We amortize multiyear, live-event sports programming rights using the ratio of the current period’s actual direct revenue to the estimated total remaining direct revenue or over the contract term.

We state the costs of acquired programming at the lower of unamortized cost or net realizable value on a program by program, package, channel or daypart basis. A daypart is an aggregation of programs broadcast during a particular time of day or programs of a similar type. Acquired programming used in our Cable Networks segment is tested on a channel basis for impairment, whereas acquired programming used in our Broadcast Television segment is tested on a daypart basis. If we determine that the estimates of future cash flows are insufficient or if there is no plan to broadcast certain programming, we will recognize an impairment charge to operating costs and expenses.

See Note 6 for additional information on our film and television costs.

Investments

We classify publicly traded investments that are not accounted for under the equity method as available-for-sale (“AFS”) or trading securities and record them at fair value. For AFS securities, we record unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income (loss), except when we consider declines in value to be other than temporary.

We use the equity method to account for investments in which we have the ability to exercise significant influence over the investee’s operating and financial policies. Equity method investments are recorded at cost and are adjusted to recognize (i) our proportionate share of the investee’s net income or losses after the date of investment, (ii) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, (iii) additional contributions made and dividends received, and (iv) impairments resulting from other-than-temporary declines in fair value. Gains or losses on the sale of equity method investments are recorded to other income (expense), net.

We review our investment portfolio each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that would be considered other than temporary. For our nonpublic investments, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, then the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. We record any impairments of our investments to other income (expense), net.

53	NBCUniversal 2011 Annual Report on Form 10-K

If an equity method investee were to issue additional securities that change our proportionate share of the entity, we would recognize the change, if any, as a gain or loss in our consolidated statement of income.

Property and Equipment

Property and equipment are stated at cost. We capitalize improvements that extend asset lives and expense repairs and maintenance costs as incurred. For assets that are sold or retired, we remove the applicable cost and accumulated depreciation and, unless the gain or loss on disposition is presented separately, we recognize it as a component of depreciation expense. We record depreciation using the straight-line method over the asset’s estimated useful life. See Note 8 for our significant components of property and equipment.

We evaluate the recoverability of our property and equipment whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is based on the cash flows generated by the underlying asset groups, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows were less than the carrying amount of the asset group, we would recognize an impairment charge to the extent the carrying amount of the asset group exceeds its estimated fair value. Unless presented separately, the impairment charge is included as a component of depreciation expense.

Intangible Assets

Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets include trade names and Federal Communications Commission (“FCC”) licenses.

We evaluate the recoverability of our indefinite-lived intangible assets annually, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. We estimate the fair value of our indefinite-lived intangible assets primarily based on a discounted cash flow analysis. Trade names are valued using the relief-from-royalty method, which includes judgments about the value a market participant would be willing to pay in order to achieve the benefits associated with the trade name. FCC licenses are valued using the Greenfield method, which captures the future income potential assuming the license is used by a hypothetical start-up operation. If the estimated fair value of our indefinite-lived intangible assets were less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. We also evaluate the unit of account used to test for impairment of our indefinite-lived intangible assets periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level.

Goodwill

We assess the recoverability of our goodwill annually, or more frequently whenever events or substantive changes in circumstances indicate that the asset might be impaired. Where components one level below the segment level are not separate reporting units, we aggregate the components into one reporting unit. As a result, our reporting units are the same as our reportable segments. The assessment of recoverability considers if the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value. Unless presented separately, the impairment charge is included as a component of amortization expense.

Finite-Lived Intangible Assets

Finite-lived intangible assets subject to amortization consist primarily of customer relationships acquired in business combinations, intellectual property rights and software. These assets are amortized primarily on a straight-line basis over their estimated useful lives or the terms of the related agreement. See Note 9 for the ranges of useful lives of our intangible assets.

NBCUniversal 2011 Annual Report on Form 10-K	54

We capitalize direct development costs associated with internal-use software, including external direct costs of material and services and payroll costs for employees devoting time to these software projects. We also capitalize costs associated with the purchase of software licenses. We include these costs within finite-lived intangible assets and amortize them on a straight-line basis over a period not to exceed five years, beginning when the asset is substantially ready for use. We expense maintenance and training costs, as well as costs incurred during the preliminary stage of a project, as they are incurred.

We evaluate the recoverability of our intangible assets subject to amortization whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is based on the cash flows generated by the underlying asset groups, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset group, we would recognize an impairment charge to the extent the carrying amount of the asset group exceeds its estimated fair value. Unless presented separately, the impairment charge is included as a component of amortization expense.

Revenue Recognition

Cable Networks and Broadcast Television Segments

Our Cable Networks segment primarily generates revenue from the distribution of our cable network programming, the sale of advertising and the licensing and sale of our owned programming. Our Broadcast Television segment primarily generates revenue from the sale of advertising and the licensing and sale of our owned programming. We recognize revenue from distributors as programming is provided, generally under multiyear distribution agreements. From time to time, the distribution agreements expire while programming continues to be provided to the distributor based on interim arrangements while the parties negotiate new contract terms. Revenue recognition is generally limited to current payments being made by the distributor, typically under the prior contract terms, until a new contract is negotiated, sometimes with effective dates that affect prior periods. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

Advertising revenue for our Cable and Broadcast Television segments is recognized in the period in which commercials are aired or viewed. In some instances, we guarantee viewer ratings for the commercials. To the extent there is a shortfall in the ratings that were guaranteed, a portion of the revenue is deferred until such shortfall is settled, primarily by providing additional advertising time. We record revenue from the licensing of television productions when the content is available for use by the licensee, and when certain other conditions are met. When license fees include advertising time, we recognize the advertising time component of revenue when the advertising units are aired.

Filmed Entertainment Segment

Our Filmed Entertainment segment generates revenue from the worldwide theatrical release of our owned and acquired films, the licensing of owned and acquired films to cable and broadcast networks and the licensing or sale of our owned and acquired films on DVD and through various digital media platforms. We also generate revenue from distributing third parties’ filmed entertainment, producing stage plays, publishing music and licensing consumer products. We recognize revenue from the theatrical distribution of films when films are exhibited. We record revenue from the licensing of a film when the content is available for use by the licensee, and when certain other conditions are met. When license fees include advertising time, we recognize the advertising time component of revenue when the advertisements are aired. We recognize revenue from DVD sales, net of estimated returns and customer incentives, on the date that DVDs are delivered to and made available for sale by retailers.

55	NBCUniversal 2011 Annual Report on Form 10-K

Theme Parks Segment

Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending, as well as from management, licensing and other fees. We recognize revenue from advance theme park ticket sales when the tickets are used. For multiday or annual passes, we recognize revenue over the period of benefit based on estimated usage patterns that are derived from historical experience.

Advertising Expenses

Advertising costs are expensed as incurred. See Note 18 for additional information on advertising costs incurred.

Share-Based Compensation

Our share-based compensation consists of awards of stock options and restricted share units (“RSUs”) and the discounted sale of Comcast stock to employees through employee stock purchase plans. For stock options and RSUs, associated costs are based on an award’s estimated fair value at the date of grant and are recognized over the period in which any related services are provided. See Note 15 for additional information on our share-based compensation.

Pension and Postretirement Benefits

Following the close of the Joint Venture Transaction on January 28, 2011, we established new defined benefit plans for the majority of our employees (the “qualified plan”) and executives (the “nonqualified plan”) and other postretirement plans, such as medical and life insurance plans. Our new defined benefit pension plans are currently unfunded noncontributory plans. The qualified plan is not open to new participants.

Pension and postretirement benefits are based on formulas that reflect the employees’ years of service, compensation during their employment period and participation in the plans. The expense we recognize related to our benefit plans is determined using certain assumptions, including the expected long-term rate of return on plan assets and discount rate, among others. We recognize the funded or unfunded status of our defined benefit and other postretirement plans, other than multiemployer plans, as an asset or liability in our consolidated balance sheet and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss).

See Note 14 for additional information on our pension and postretirement benefits.

Income Taxes

As a result of the closing of the Joint Venture Transaction, we converted into a limited liability company, and our company is disregarded for U.S. federal income tax purposes as an entity separate from NBCUniversal Holdings, a tax partnership. NBCUniversal and our subsidiaries are not expected to incur any significant current or deferred U.S. domestic income taxes. Our tax liability is comprised primarily of withholding and income taxes on foreign earnings.

In jurisdictions in which we are subject to income taxes, we base our provision on current period income, changes in our deferred income tax assets and liabilities, income tax rates, changes in estimates of our uncertain tax positions, and tax planning opportunities. We recognize deferred tax assets and liabilities when there are temporary differences between the financial reporting basis and tax basis of our assets and liabilities and for the expected benefits of using net operating loss carryforwards. When a change in the tax rate or tax law has an impact on deferred taxes, we apply the change based on the years in which the temporary differences are expected to reverse. We record the change in our consolidated financial statements in the period of enactment.

NBCUniversal 2011 Annual Report on Form 10-K	56

Income tax consequences that arise in connection with business combinations include identifying the tax basis of assets and liabilities acquired and any contingencies associated with uncertain tax positions assumed or resulting from the business combination. Deferred tax assets and liabilities related to temporary differences of an acquired entity are recorded as of the date of the business combination and are based on our estimate of the ultimate tax basis that will be accepted by the various taxing authorities. We record liabilities for contingencies associated with prior tax returns filed by the acquired entity based on criteria set forth in the accounting guidance related to accounting for uncertainty in income taxes. We adjust the deferred tax accounts and the liabilities periodically to reflect any revised estimated tax basis and any estimated settlements with the various taxing authorities. The effects of these adjustments are recorded to income tax expense.

We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense.

Derivative Financial Instruments

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in foreign exchange rates and interest rates. Our objective is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the derivatives used to economically hedge them. Derivative financial instruments are recorded in our consolidated balance sheet at fair value. We formally document, at the inception of the relationship, derivative financial instruments designated to hedge the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”) or the exposure to changes in cash flows of a forecasted transaction (“cash flow hedge”), and we evaluate them for effectiveness at the time they are designated, as well as throughout the hedging period.

For derivative financial instruments designated as fair value hedges, changes in the fair value of the derivative financial instrument substantially offset changes in the fair value of the hedged item, each of which is recorded to the same line in our consolidated statement of income. When fair value hedges are terminated, sold, exercised or have expired, any gain or loss resulting from changes in the fair value of the hedged item is deferred and recognized in earnings over the remaining life of the hedged item. When the hedged item is settled or sold, the unamortized adjustment is recognized in earnings. For derivative financial instruments designated as cash flow hedges, the effective portion of the change in fair value of the derivative financial instrument is reported in accumulated other comprehensive income (loss) and recognized as an adjustment to earnings over the period in which the hedged item is recognized in our consolidated statement of income. When the hedged item is settled or becomes probable of not occurring, any remaining unrealized gain or loss from the hedge is recognized in earnings. Cash flows from hedging activities are classified under the same category as the cash flows from the hedged items in our consolidated statement of cash flows. The ineffective portion of changes in fair value for designated hedges is recognized on a current basis in earnings.

For those derivative financial instruments that are not designated as hedges, changes in fair value are recognized on a current basis in earnings.

We do not engage in any speculative or leveraged derivative transactions.

See Note 11 for additional information on our derivative financial instruments.

57	NBCUniversal 2011 Annual Report on Form 10-K

Foreign Currency Translation

Functional currencies are determined based on entity-specific economic and management indicators. We translate assets and liabilities of our foreign subsidiaries where the functional currency is the local currency, primarily the euro and the British pound, into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation adjustments are recorded as a component of accumulated other comprehensive income (loss). We translate revenue and expenses using average monthly exchange rates. Foreign currency transaction gains and losses are included in operating costs and expenses or other income (expense), depending on the nature of the underlying transaction.

Note 3: Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to the presentation of comprehensive income. The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in equity. The updated guidance is effective beginning in the first quarter of 2012. We have early adopted the provisions of this guidance beginning in the second quarter of 2011 and have applied the presentation changes retrospectively to all periods presented in our consolidated financial statements.

Note 4: Acquisitions and Dispositions

Joint Venture Transaction

On January 28, 2011, Comcast and GE closed the Joint Venture Transaction, which among other things, converted our company into a limited liability company that became a wholly owned subsidiary of NBCUniversal Holdings. NBCUniversal comprises the NBCUniversal contributed businesses and the Comcast Content Business, and is indirectly owned 51% by Comcast and 49% by GE. In addition to contributing the Comcast Content Business to NBCUniversal, Comcast made a cash payment to GE of $6.2 billion, which included transaction-related costs. Comcast also agreed to share with GE certain tax benefits, as they are realized, related to the form and structure of the Joint Venture Transaction. These payments to GE are contingent on Comcast realizing tax benefits in the future and are accounted for as contingent consideration by Comcast.

In connection with the Joint Venture Transaction, during 2010 we issued $9.1 billion of senior debt securities with maturities ranging from 2014 to 2041 (the “2010 Senior Notes”) and used $1.7 billion of the proceeds to repay existing indebtedness. Prior to the closing, we also distributed approximately $7.4 billion to GE.

Redemption Provisions

Comcast and GE have entered into an operating agreement, which provides for Comcast’s management and control of NBCUniversal through its control of NBCUniversal Holdings. Under the terms of the operating agreement, during the six month period beginning July 28, 2014, GE has the right to cause NBCUniversal Holdings to redeem, in cash, half of GE’s interest in NBCUniversal Holdings, and Comcast would have the immediate right to purchase the remainder of GE’s interest. If, however, Comcast elects not to exercise this right, during the six month period beginning January 28, 2018, GE has the right to cause NBCUniversal Holdings to redeem GE’s remaining interest, if any. If GE does not exercise its first redemption right, during the six month period beginning on January 28, 2016, Comcast has the right to purchase half of GE’s interest in NBCUniversal Holdings, and during the six-month period beginning January 28, 2019, Comcast has the right to purchase GE’s remaining interest, if any, in NBCUniversal Holdings. The purchase price to be paid in connection with any purchase or redemption described in this paragraph will be equal to the ownership per-

NBCUniversal 2011 Annual Report on Form 10-K	58

centage being purchased multiplied by an amount equal to 120% of the fully distributed public market trading value of NBCUniversal Holdings (determined pursuant to an appraisal process if NBCUniversal Holdings is not then publicly traded), less 50% of an amount (not less than zero) equal to the excess of 120% of the fully distributed public market trading value over $28.4 billion. Subject to various limitations, Comcast is committed to fund up to $2.875 billion in cash or Comcast common stock for each of the two redemptions (up to an aggregate of $5.75 billion) to the extent that NBCUniversal Holdings cannot fund the redemptions, with amounts not used in the first redemption to be available for the second redemption.

Until July 28, 2014, GE may not directly or indirectly transfer its interest in NBCUniversal Holdings. Thereafter, GE may transfer its interests to a third party, subject to Comcast’s right of first offer. The right of first offer would permit Comcast to purchase all, but not less than all, of the interests proposed to be transferred. If GE makes a registration request in accordance with certain registration rights that are granted to it under the operating agreement, Comcast will have the right to purchase, for cash at the market value (determined pursuant to an appraisal process if NBCUniversal Holdings is not then publicly traded), all of GE’s interest in NBCUniversal Holdings that GE is seeking to register.

Allocation of Purchase Price

Due to the change in control of our company, Comcast has applied the acquisition method of accounting with respect to the assets and liabilities of the NBCUniversal contributed businesses, which have been remeasured to fair value as of the date of the Joint Venture Transaction. Such fair values have been reflected in our financial statements following the “push down method of accounting.”

We remeasured the assets and liabilities of the NBCUniversal contributed businesses to their estimated fair value as of January 28, 2011, primarily using Level 3 inputs (see Note 12 for an explanation of Level 3 inputs). The judgments used to determine the estimated fair value assigned to each class of assets and liabilities, as well as asset lives, have a material impact on our consolidated financial statements. To assist in this process, third-party valuation specialists were engaged to assist in the valuation of these assets and liabilities.

The assets and liabilities of the Comcast Content Business have been recorded at their historical or carry-over basis, and as a result, are not included in the acquired assets and liabilities presented in the allocation of purchase price below.

The tables below present the fair value of the consideration transferred and the allocation of purchase price to the assets and liabilities acquired as a result of the Joint Venture Transaction. We have revised our estimates during the year, which resulted in a decrease in goodwill of $1.1 billion from our initial allocation of purchase price. The changes related primarily to revisions in the estimated fair value of investments, property and equipment, and intangible assets.

Consideration Transferred

(in millions)
Cash	$ 6,120
Fair value of 49% interest in the Comcast Content Business	4,308
Fair value of contingent consideration	590
Fair value of redeemable noncontrolling interest associated with the net assets of the NBCUniversal contributed businesses	13,071
$ 24,089

59	NBCUniversal 2011 Annual Report on Form 10-K

Allocation of Purchase Price

(in millions)
Film and television costs(a)	$ 5,049
Investments	4,339
Property and equipment	2,322
Intangible assets	14,585
Working capital(b)	(1,176)
Long-term debt	(9,115)
Deferred income tax liabilities	(35)
Deferred revenue	(919)
Other noncurrent assets and liabilities(c)	(1,644)
Noncontrolling interests	(262)
Fair value of identifiable net assets acquired	13,144
Goodwill	10,945
$ 24,089

(a)	Includes film and television costs and acquired programming rights.

(b)	Includes cash and cash equivalents, receivables, net, other current assets, accounts payable and accrued liabilities and accrued participations, residuals and program obligations.

(c)	Includes accrued participations, residuals and program obligations, employee benefit obligations and contractual obligations.

The significant fair value adjustments included in the allocation of purchase price are discussed below.

Film and Television Costs and Acquired Programming Rights

Film and television costs consist of estimates of fair value for released films and television series; completed, not released theatrical films; and television series and theatrical films in-production and in-development. Released theatrical films and television series and completed, not released theatrical films were valued using a multiperiod cash flow model, a form of the income approach. This measure of fair value requires considerable judgments about the timing of cash flows. Television series, theatrical films in-production and in-development, and acquired programming rights were valued using a replacement cost method.

Investments

The estimates of fair value for significant investments in non-public investees were determined using the income approach. The difference, if any, between the fair value and our proportionate share of the investees’ historical basis is amortized to equity in net income of investees, net in our consolidated statement of income over a period not to exceed 20 years for intangible assets and 30 years for fixed assets.

Property and Equipment

The estimated fair value of acquired property and equipment was primarily determined using a market approach for land, and a replacement cost approach for depreciable property and equipment. The market approach for land assets represents a sales comparison that measures the value of an asset through an analysis of sales of comparable properties. The replacement cost approach used for depreciable property and equipment measures the value of an asset by estimating the cost to acquire or construct comparable assets and adjusts for age and condition of the asset.

Intangible Assets

Intangible assets primarily consist of our estimates of fair value for finite-lived customer relationships with advertisers and multichannel video providers, each with an estimated useful life not to exceed 20 years, and indefinite-lived trade names and FCC licenses.

NBCUniversal 2011 Annual Report on Form 10-K	60

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

Deferred Income Taxes

The deferred income tax liabilities in the above table represent state and foreign deferred tax assets and liabilities associated with the fair values of our assets and liabilities and certain state and international deferred tax liabilities that we retained. See Note 17 for additional information on our conversion to a limited liability company and the impact on our domestic tax obligations.

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

Other noncurrent assets and liabilities also includes a liability of $383 million related to a contractual obligation that involves a perpetual financial interest held by a third party in one of our businesses. The interest is based upon a percentage of future revenue of the specified business. See Note 20 for additional information on this contractual obligation.

Employee Benefit Related Obligations

We have recorded estimated liabilities associated with our employee benefit obligations based upon actuarial estimates and assumptions. We have agreed to reimburse GE for amounts associated with employee benefit and insurance programs, for which GE has agreed to continue to provide benefits after the closing of the Joint Venture Transaction.

Goodwill

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, noncontractual relationships, and agreements between us and Comcast.

61	NBCUniversal 2011 Annual Report on Form 10-K

Contribution of Comcast Content Business

The following assets and liabilities of the contributed Comcast Content Business were consolidated by us at their historical or carry-over basis as of January 28, 2011.

(in millions)
Assets
Total current assets	$769
Programming costs and rights	493
Investments	274
Property and equipment, net	167
Goodwill	2,564
Other intangible assets, net	843
Other noncurrent assets	11
Total assets	$5,121
Liabilities
Total current liabilities	$353
Capital leases, less current portion	15
Other noncurrent liabilities	216
Total liabilities	$584
Redeemable noncontrolling interests	$136
Noncontrolling interests	$57

Transaction-Related Expenses

In connection with the Joint Venture Transaction, we have incurred incremental transition and integration expenses. Additionally, included in our consolidated statement of income are severance, retention and accelerated share-based compensation expenses incurred as a result of the Joint Venture Transaction of $116 million for the period from January 29, 2011 through December 31, 2011 and $49 million for the period from January 1, 2011 through January 28, 2011.

Universal Orlando Transaction

On July 1, 2011, we acquired the remaining 50% equity interest in Universal City Development Partners, Ltd. (“Universal Orlando”) that we did not already own for $1 billion. Universal Orlando is now a wholly owned consolidated subsidiary whose operations are reported in our Theme Parks segment. We funded this acquisition with cash on hand, borrowings under our revolving credit facility and the issuance to Comcast of a $250 million one-year note which was repaid in December 2011.

Preliminary Allocation of Purchase Price

Because we now control Universal Orlando, we have applied acquisition accounting and its results of operations are included in our consolidated results of operations following the acquisition date.

The carrying value of our investment in Universal Orlando on July 1, 2011 was $1 billion, which approximated its fair value and, therefore, no gain or loss was recognized as a result of the acquisition. The estimated fair values of the assets and liabilities acquired are not yet final and are subject to change. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis, but no later than one year from the acquisition date.

NBCUniversal 2011 Annual Report on Form 10-K	62

The table below presents the fair value of the consideration transferred and the preliminary allocation of purchase price to the assets and liabilities of Universal Orlando.

Consideration Transferred

(in millions)
Cash	$1,019
Fair value of 50% equity method investment in Universal Orlando	1,039
$2,058

Preliminary Allocation of Purchase Price

(in millions)
Property and equipment	$2,409
Intangible assets	492
Working capital	242
Long-term debt	(1,505)
Deferred revenue	(89)
Other noncurrent assets and liabilities	(626)
Noncontrolling interests acquired	(5)
Fair value of identifiable net assets acquired	918
Goodwill	1,140
$2,058

Included in other noncurrent assets and liabilities in the table above is a liability of $621 million associated with a contractual obligation that involves a perpetual financial interest held by a third party in one of our businesses. This interest is based upon a percentage of future revenue of the specified business. This contractual obligation provides the third party with the option, beginning in 2017, to require us to purchase the interest for cash in an amount equal to the fair value of the estimated future payments. See Note 20 for additional information.

Unaudited Actual and Pro Forma Information

Our consolidated revenue for the year ended December 31, 2011 included $712 million from Universal Orlando. Our consolidated net income (loss) attributable to NBCUniversal for the year ended December 31, 2011 included incremental net income of $82 million from the acquisition of the remaining 50% equity interest in Universal Orlando on July 1, 2011.

The following unaudited pro forma information has been presented as if both the Joint Venture Transaction and our Universal Orlando transaction occurred on January 1, 2010. This information is based on historical results of operations, adjusted for the allocation of purchase price and other transaction-related adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since January 1, 2010. No pro forma adjustments have been made for our incremental transition and integration costs.

Year ended December 31 (in millions)	2011	2010
Revenue	$21,124	$20,374
Net income (loss) before noncontrolling interests	$1,917	$1,388
Net income (loss) attributable to NBCUniversal	$1,730	$1,222

63	NBCUniversal 2011 Annual Report on Form 10-K

Dispositions

On January 24, 2011, we signed an agreement to sell an independent Spanish-language television station that we owned and operated. In connection with this agreement, we recorded a loss of approximately $27 million, which is included in other income (loss) in our consolidated statement of income for the period ended January 28, 2011. The station was placed in a divestiture trust on January 28, 2011 and was sold in July 2011.

Note 5: Related Party Transactions

Transactions with Comcast and Affiliates

Following the Joint Venture Transaction, we now report transactions with Comcast, our new parent, and its affiliates as related party transactions. The table below presents amounts due to and due from Comcast and its affiliates, as of December 31, 2011.

December 31, 2011 (in millions)	Successor
Amounts due from Comcast and affiliates
Receivables, net	$201

Amounts due to Comcast and affiliates
Accounts payable and accrued expenses related to trade creditors	$35
Accrued expenses and other current liabilities	$10

Receivables, net primarily consists of subscriber fees owed by Comcast to us. Amounts due to Comcast and affiliates primarily consists of amounts owed related to advertising and support services provided by Comcast to us.

Services Provided by and to Comcast

The table below presents revenue earned and operating costs and expenses incurred with Comcast and its affiliates following the closing of the Joint Venture Transaction.

Successor
(in millions)	For the Period January 29, 2011 to December 31, 2011
Revenue	$1,070
Operating costs and expenses	$(80)

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

In addition to the transactions disclosed above, following the close of the Joint Venture Transaction some of our employees participate in certain Comcast benefit plans and some employees also receive awards of Comcast stock options and RSUs. See Note 14 for additional information on Comcast employee benefit plans and see Note 15 for additional information on share-based compensation.

NBCUniversal 2011 Annual Report on Form 10-K	64

Transactions with GE and Affiliates

The table below presents amounts due to and due from GE and its affiliates, which are included in our consolidated balance sheet.

	Successor	Predecessor
December 31 (in millions)	2011	2010
Amounts due from GE and affiliates
Receivables, net	$19	$76
Short-term loans to GE, net	$—	$8,072

Amounts due to GE and affiliates
Accounts payable and accrued expenses related to trade creditors	$70	$504
Accrued expenses and other current liabilities	$11	$57

Receivables, net primarily relates to our deferred consideration from receivables sold to our remaining monetization programs that we still held with GE and GE affiliates as of December 31, 2011. See Note 19 for further information. Short-term loans to GE, net, in 2010 primarily represents our cash on deposit with GE, including the proceeds from our 2010 Senior Notes in excess of those used to repay our existing debt obligations. All intercompany loans with GE were settled upon closing of the Joint Venture Transaction.

Amounts due to GE and affiliates primarily relates to cash receipts that were not yet remitted to our remaining monetization programs that we held with GE and GE affiliates as of December 31, 2011.

Services Provided by and to GE

The table below presents related party revenue earned and costs and expenses incurred with GE and its affiliates.

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenue	$73	$4	$87	$67
Operating costs and expenses	$(86)	$(50)	$(229)	$(179)
Other income (expense)	$(32)	$(1)	$(85)	$(35)

Revenue primarily relates to media advertising sales to GE and its affiliates. Operating costs and expenses in the Predecessor periods primarily relate to the allocation of corporate overhead from GE for services that GE provided to us, but which were not specifically billed to us, such as public relations, investor relations, treasury and internal audit services. Also included within operating costs and expenses for all periods are share-based compensation expenses related to certain of our employees (and, in limited circumstances, selected consultants, advisors and independent contractors) who participated, or continue to participate, in GE’s share-based compensation plans. See Note 15 for additional information. We also incur rent expense for the use of studio and office space in 30 Rockefeller Plaza and studio and office space leased by CNBC, as well as lease expense for a variety of equipment under operating leases with affiliates of GE. Other income (expense) in the Predecessor periods primarily represents interest expense related to Station Venture and its $816 million note due to General Electric Capital Corporation, a subsidiary of GE. See Note 7 for additional information on Station Venture. For all periods presented, we also recorded gains (losses) on the sale of our receivables under monetization programs with GE and its affiliates in other income (expense). See Note 19 for additional information.

In addition to the transactions above, the majority of our employees have participated, and some employees continue to participate, in GE sponsored employee benefit plans. See Note 14 for additional information.

65	NBCUniversal 2011 Annual Report on Form 10-K

Other Transactions with GE

In addition to the transactions described above, we also incur expense related to the participation of our employees in a number of employee benefit plans sponsored or managed by GE. See Note 14 for additional information.

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

Other Related Party Transactions

The table below presents amounts due to and due from other related parties, which are included in our consolidated balance sheet.

	Successor	Predecessor
December 31 (in millions)	2011	2010
Amounts due from other related parties	$54	$75
Amounts due to other related parties	$4	$32

Amounts due from other related parties primarily relates to amounts owed resulting from the revenue activities described below. Amounts due to other related parties primarily represent cash collected by us on behalf of related parties. Operating costs and expenses associated with other related parties were not material for all periods presented.

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenue	$178	$22	$305	$255

We provide management services for certain of our equity method investees in exchange for a fee. Additionally, we receive license and other fees from certain premium television networks, digital media investments and certain of our equity method investees in exchange for content or the right to use certain of our intellectual property.

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

NBCUniversal 2011 Annual Report on Form 10-K	66

Note 6: Film and Television Costs

	Successor	Predecessor
December 31 (in millions)	2011	2010
Film Costs:
Released, less amortization	$1,428	$1,175
Completed, not released	148	345
In-production and in-development	1,374	979
	2,950	2,499
Television Costs:
Released, less amortization	1,002	887
Completed, not released	—	1
In-production and in-development	201	130
	1,203	1,018
Programming rights, less amortization	2,061	906
	6,214	4,423
Less: Current portion of programming rights	987	533
Film and television costs	$5,227	$3,890

Based on management’s estimates of ultimate revenue as of December 31, 2011, approximately $896 million of film and television costs associated with our original film and television productions that are released or completed and not yet released are expected to be amortized during 2012. Approximately 89% of unamortized film and television costs for our released productions, excluding amounts allocated to acquired libraries, are expected to be amortized through 2014.

As of December 31, 2011, acquired film and television libraries, which are included within Released, less amortization in the table above, had remaining unamortized costs of approximately $1.0 billion. These costs are generally amortized over a period not to exceed 20 years, and approximately 43% of these costs will be amortized through 2014.

Note 7: Investments

	Successor	Predecessor
December 31 (in millions)	2011	2010
Available-for-sale securities	$21	$27
Equity method
A&E Television Networks	2,021	683
The Weather Channel	463	308
MSNBC.com	174	115
Universal Orlando	—	140
Other	583	102
	3,241	1,348
Cost method	168	348
Total investments	$3,430	$1,723

67	NBCUniversal 2011 Annual Report on Form 10-K

Equity Method

Equity method investments held as of December 31, 2011 consist primarily of our investments in A&E Television Networks LLC (“A&E Television Networks”) (16%), The Weather Channel Holding Corp. (“The Weather Channel”) (25%) and MSNBC Interactive News, LLC (“MSNBC.com”) (50%). See Note 4 for additional information on our acquisition of Universal Orlando. Our recorded investments as of December 31, 2011 exceed our proportionate interests in book value of the investees’ net assets by $1.9 billion. The differences in value are primarily related to our investments in A&E Television Networks and MSNBC.com. This difference is amortized in equity in net income (losses) of investees, net over a period of less than 20 years.

A&E Television Networks

A&E Television Networks owns and operates, among other channels, A&E, The History Channel, The Biography Channel and Lifetime. The dividends received in the period January 29, 2011 through December 31, 2011 from A&E Television Networks were approximately 65% of the total cash received from investees during the same period. In the first quarter of 2012 and in other specified future periods, we have the right to require A&E Television Networks to redeem a portion of our equity interest. A&E Television Networks has certain rights to purchase all or a portion of our interest beginning in the third quarter of 2017.

The table below presents the combined financial information for our equity method investments.

Year ended December 31 (in millions)	2011	2010	2009
Results of Operations:
Revenue	$5,202	$4,931	$3,443
Operating income	$2,089	$1,477	$897
Net income	$1,581	$1,153	$602
Balance Sheet:
Current assets	$2,188	$2,195
Noncurrent assets	8,252	10,034
Total assets	$10,440	$12,229
Current liabilities	$647	$882
Noncurrent liabilities	2,991	4,108
Shareholders’ equity	6,802	7,239
Total liabilities and equity	$10,440	$12,229

Cost Method

Cost method investments held as of December 31, 2011 primarily include our investment in Hulu. In January 2011, we relinquished all voting rights and our board seat in Hulu to comply with conditions imposed by the FCC upon approval of the Joint Venture Transaction. Our investment in Hulu was previously recorded as an equity method investment. Cost method investments held as of December 31, 2010 primarily included our investment in an affiliate of GE. During the period ended January 28, 2011, we sold our investment in the GE affiliate. See Note 5 for additional information on this related party transaction.

NBCUniversal 2011 Annual Report on Form 10-K	68

Variable Interest Entities

Station Venture

We own a 79.62% equity interest and a 50% voting interest in Station Venture, a variable interest entity. The remaining equity interests in Station Venture are held by LIN TV, Corp. (“LIN TV”). Station Venture holds an indirect interest in the NBC owned local television stations in Dallas, Texas and San Diego, California through its ownership interests in Station Venture Operations, LP (“Station LP”), a less than wholly owned consolidated subsidiary. Station Venture is the obligor on an $816 million senior secured note that is due in 2023 to General Electric Capital Corporation, a subsidiary of GE, as servicer. The note is non-recourse to us, guaranteed by LIN TV and collateralized by substantially all of the assets of Station Venture and Station LP.

In January 2010, upon adoption of amended guidance related to the consolidation of variable interest entities, we included Station Venture in our consolidated financial statements. We recorded $4 million and $66 million of interest expense incurred by Station Venture, for the period ended January 28, 2011 and the year ended December 31 2010, respectively, and also a corresponding noncontrolling interest representing LIN TV’s share of Station Venture’s interest expense for the respective periods. The senior secured note was classified as related party borrowings in our consolidated balance sheet as of December 31, 2010.

In connection with the closing of the Joint Venture Transaction, GE has indemnified us for all liabilities we may incur as a result of any credit support, risk of loss or similar arrangement related to the senior secured note in existence prior to the closing of the Joint Venture Transaction on January 28, 2011. Due to the change in circumstances, we are no longer the primary beneficiary of, and accordingly do not consolidate, Station Venture. The carrying value of our equity method investment in Station Venture as of December 31, 2011 was zero. Because the assets of Station LP serve as collateral for Station Venture’s $816 million senior secured note, we have recorded a $482 million liability in our allocation of purchase price, representing the fair value of the net assets that collateralize the note.

In addition to Station Venture, we consider NBCU Receivables Funding LLC (“Funding LLC”), a wholly owned subsidiary, to be a variable interest entity. See Note 19 for additional information. We do not hold any other variable interests that are material to our consolidated financial statements.

Note 8: Property and Equipment

December 31 (in millions)	Weighted Average Useful Life at December 31, 2011	Successor	Predecessor
		2011	2010
Land	—	$721	$249
Buildings and leasehold improvements	16 years	2,894	1,358
Furniture, fixtures and equipment	6 years	1,569	1,510
Construction in process	—	417	242
Property and equipment, at cost		5,601	3,359
Less: Accumulated depreciation		637	1,524
Property and equipment, net		$4,964	$1,835

Property and equipment, net increased in 2011 primarily as a result of the impact of the Joint Venture and Universal Orlando transactions. See Note 4 for additional information on these transactions.

69	NBCUniversal 2011 Annual Report on Form 10-K

Note 9: Goodwill and Intangible Assets

Goodwill

Predecessor (in millions)	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Total
Balance, December 31, 2009	$14,143	$2,553	$1,931	$15	$18,642
Acquisitions	—	—	—	—	—
Settlements and adjustments	3	598	—	—	601
Balance, December 31, 2010 and January 28, 2011	$14,146	$3,151	$1,931	$15	$19,243

Successor (in millions)	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Total
Balance, January 29, 2011	$12,744	$765	$—	$—	$13,509
Acquisitions	—	7	1	1,140	1,148
Balance, December 31, 2011	$12,744	$772	$1	$1,140	$14,657

Goodwill as of January 29, 2011 represents the goodwill recognized in connection with the closing of the Joint Venture Transaction. The change in goodwill for the period January 29, 2011 to December 31, 2011 is primarily related to the Universal Orlando transaction in July 2011. See Note 4 for additional information on these transactions. The change in goodwill in 2010 primarily relates to the consolidation of Station Venture.

Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets are presented in the table below.

		Successor		Predecessor
		2011		2010
December 31 (in millions)	Original useful life at December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Customer relationships	4-20 years	$12,788	$(1,674)	$429	$(315)
Software	3-5 years	296	(91)	557	(404)
Other	3-36 years	1,431	(697)	176	(99)
Indefinite-lived intangible assets:
Trade names		3,006		1,756
FCC licenses		636		452
Total		$18,157	$(2,462)	$3,370	$(818)

NBCUniversal 2011 Annual Report on Form 10-K	70

The estimated expenses for each of the next five years to be recognized in amortization expense are presented in the table below.

(in millions)	Amortization Expense
2012	$719
2013	$726
2014	$728
2015	$718
2016	$655

Note 10: Long-Term Debt

December 31 (in millions)	Weighted Average Interest Rate as of December 31, 2011		Successor	Predecessor
			2011	2010
Commercial paper	0.508%		$550	$—
Senior notes with maturities of 5 years or less	3.329%		3,221	2,897
Senior notes with maturities between 6 and 10 years	4.763%		3,999	3,996
Senior notes with maturities greater than 10 years	6.131%		2,209	2,197
Senior subordinated notes due 2016	9.293%		171	—
Other, including capital lease obligations	—		18	—
Total debt	4.33	%(a)	10,168	9,090
Less: Current portion			554	—
Long-term debt			$9,614	$9,090

(a)	Includes the effects of our derivative financial instruments.

As of December 31, 2011 and 2010, our debt had an estimated fair value of $11 billion and $9.1 billion, respectively. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

During 2011, we completed the exchange of our senior debt securities into publicly registered notes. The terms of the publicly registered debt are substantially the same as the original notes issued in 2010.

71	NBCUniversal 2011 Annual Report on Form 10-K

On July 1, 2011, we consolidated $1.5 billion of long-term debt obligations as a result of the Universal Orlando transaction. In accordance with acquisition accounting, these debt securities were recorded at fair value as of the acquisition date. Borrowings under our revolving credit facility, along with cash on hand at Universal Orlando, were used to terminate Universal Orlando’s existing $801 million term loan immediately following the acquisition. In addition, on August 1, 2011, Universal Orlando redeemed $140 million aggregate principal amount of its 8.875% senior notes due 2015 and $79 million aggregate principal amount of its 10.875% senior subordinated notes due 2016. As of December 31, 2011, the carrying value on our consolidated balance sheet of Universal Orlando’s senior notes and senior subordinated notes was $458 million. In October 2011, we fully and unconditionally guaranteed Universal Orlando’s senior and senior subordinated notes in exchange for amendments that conform the notes’ covenants and events of default to those contained in our other outstanding public debt securities. See Note 22 for condensed consolidating financial information related to this guarantee.

Debt Maturities

December 31, 2011 (in millions)
2012	$554
2013	$3
2014	$907
2015	$1,320
2016	$1,173
Thereafter	$6,211

Debt Instruments

Commercial Paper Program

In 2011, we established a new commercial paper program that provides a lower cost source of borrowing to fund our short-term working capital requirements which is supported by our revolving credit facility. We have a maximum borrowing capacity of $1.5 billion under this program and as of December 31, 2011, we had issued $550 million face amount of commercial paper. The proceeds from these issuances were used to repay the borrowings under our revolving credit facility and fund our short-term working capital requirements.

Revolving Bank Credit Facility

As of December 31, 2011, we had a $1.5 billion revolving credit facility due June 2016 (the “credit facility”) with a syndicate of banks. Borrowings under the credit facility bear interest at a floating rate per annum of 1.125% over LIBOR. Our credit facility requires us to maintain certain financial ratios based on our debt and our earnings. We were in compliance with all financial covenants for all periods presented. In 2011, we utilized proceeds from borrowings under our credit facility to fund a portion of our acquisition of the remaining 50% equity interest in Universal Orlando that we did not already own and repay Universal Orlando’s term loan. We repaid our borrowings under the credit facility in full through our issuances of commercial paper. As of December 31, 2011, amounts available under our credit facility totaled $934 million.

Letters of Credit

As of December 31, 2011, we had $67 million of letters of credit outstanding.

NBCUniversal 2011 Annual Report on Form 10-K	72

Note 11: Derivative Financial Instruments

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in foreign exchange rates and interest rates.

For our recognized balance sheet amounts denominated in foreign currency, anticipated foreign currency denominated production costs and rights, and anticipated international content-related revenue and royalties, we manage our exposure to fluctuations in foreign exchange rates by using foreign exchange contracts such as forward and option contracts.

We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

As of December 31, 2011, our derivative financial instruments designated as hedges included our interest rate swap agreements, which are recorded to other noncurrent assets and certain of our foreign exchange contracts, which are recorded to other current assets or accrued expenses and other current liabilities.

As of December 31, 2011, our derivative financial instruments not designated as hedges were certain of our foreign exchange contracts, which are recorded to other current assets or accrued expenses and other current liabilities.

See Note 12 for additional information on the fair values of our derivative financial instruments as of December 31, 2011 and 2010.

Fair Value Hedges

For derivative financial instruments used to hedge exposure to interest rate risk that are designated and effective as fair value hedges, such as fixed to variable swaps, changes in the fair value of the derivative financial instrument substantially offset changes in the fair value of the underlying debt, each of which is recorded to interest expense.

Terms of Outstanding Fixed to Variable Swaps

Successor
December 31 (in millions)	2011
Maturities	2014-2016
Notional amount	$750
Average pay rate	1.4%
Average receive rate	2.7%
Estimated fair value	$33

The notional amounts presented in the table above are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Average pay rate is estimated using the average implied LIBOR through the year of maturity based on the yield curve in effect plus the applicable borrowing margin at the end of the period. The estimated fair value in the table above represents the approximate amount of net proceeds required to settle the contracts, including accrued interest of $3 million as of December 31, 2011. As of December 31, 2010, we held no derivative financial instruments that were designated as fair value hedges.

73	NBCUniversal 2011 Annual Report on Form 10-K

Cash Flow Hedges

For derivative financial instruments designated as cash flow hedges of foreign exchange risk, such as forward contracts, the effective portion of the hedge is reported in accumulated other comprehensive income (loss). These amounts are recognized as an adjustment to earnings in the period in which the effects of the remeasurement of changes in exchange rates on the foreign currency denominated hedged items are recognized in earnings. When foreign currency denominated hedged items are settled, any remaining unrealized gain or loss from the hedge is recognized in earnings. The amounts recorded in our consolidated financial statements related to our cash flow hedges were not material for all periods presented.

Nondesignated Derivative Financial Instruments

In 2011, 2010 and 2009, certain derivative financial instruments relating to foreign exchange risk were not designated as fair value or cash flow hedges. Changes in fair value for these instruments are recognized on a current basis in operating costs and expenses.

Amount of Gain (Loss) Recognized in Income

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010
Foreign Exchange Contracts
Total gain (loss)	$(3)	$(10)	$(1)

As of December 31, 2011, our nondesignated derivative financial instruments had a total notional value of $719 million. The notional amount is a measure of the activity related to our risk exposure and does not represent the amount of exposure to credit loss or market loss, or reflect the gains or losses associated with the exposures and transactions that the foreign exchange contracts are intended to offset. The amounts ultimately realized upon settlement of these derivative financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the derivative financial instruments.

Note 12: Fair Value Measurements

The accounting guidance related to financial assets and financial liabilities (“financial instruments”) establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

•	Level 1: Consists of financial instruments whose values are based on quoted market prices for identical financial instruments in an active market

•

Level 2: Consists of financial instruments that are valued using models or other valuation methodologies. These models use inputs that are observable either directly or indirectly. Level 2 inputs include (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) pricing models whose inputs are observable for substantially the full term of the financial instrument and (iv) pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument

•	Level 3: Consists of financial instruments whose values are determined using pricing models that use significant inputs that are primarily unobservable, discounted cash flow method-

NBCUniversal 2011 Annual Report on Form 10-K	74

ologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial instruments and their classification within the fair value hierarchy. Financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There have been no changes in the classification of any financial instruments within the fair value hierarchy in the periods presented. Our financial instruments that are accounted for at fair value on a recurring basis are presented in the table below.

Recurring Fair Value Measures

	Successor				Predecessor
	Fair value as of December 31, 2011				Fair value as of December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities	$—	$—	$21	$21	$—	$—	$27	$27
Foreign exchange contracts	—	10	—	10	—	3	—	3
Interest rate swap agreements	—	30	—	30	—	—	—	—
	$—	$40	$21	$61	$—	$3	$27	$30

Liabilities
Contractual obligations	$—	$—	$1,004	$1,004	$—	$—	$—	$—
Foreign exchange contracts	—	8	—	8	—	7	—	7
	$—	$8	$1,004	$1,012	$—	$7	$—	$7

Our financial instruments included in Level 3 primarily consist of contractual obligations recorded as a result of the Joint Venture and Universal Orlando transactions. See Note 20 for additional information on these obligations.

We have assets and liabilities required to be recorded at fair value on a nonrecurring basis when certain circumstances occur. In the case of film production costs, upon the occurrence of an event or change in circumstance that may indicate that the fair value of a film is less than its unamortized costs, we determine the fair value of the film and record an impairment charge for the amount by which the unamortized capitalized costs exceed the film’s fair value. The estimate of fair value of a film production is determined using Level 3 inputs, primarily an analysis of future expected cash flows. Impairment charges of $57 million were recorded in the period January 29, 2011 through December 31, 2011 as a result of this analysis.

Note 13: Noncontrolling Interests

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

75	NBCUniversal 2011 Annual Report on Form 10-K

The table below presents the changes in equity resulting from net income attributable to NBCUniversal and transfers from or to noncontrolling interests.

	Successor	Predecessor
(in millions)	For the Period from January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010
Net income attributable to NBCUniversal	$1,683	$(23)	$1,467
Transfers from (to) noncontrolling interests:
Increase in NBCUniversal member’s capital resulting from the issuance of noncontrolling equity interest	89	—	—
Changes in Member’s equity from net income attributable to NBCUniversal and transfers from (to) noncontrolling interests	$1,772	$(23)	$1,467

Redeemable Noncontrolling Interests

Successor
(in millions)	For the Period January 29, 2011 to December 31, 2011
Beginning balance	$136
Additions	40
Distributions	(8)
Net income attributable to noncontrolling interest	16
Ending Balance	$184

We did not hold any redeemable noncontrolling interests in any Predecessor period.

Note 14: Pension, Postretirement and Other Employee Benefit Plans

Pension Plans

Following the close of the Joint Venture Transaction on January 28, 2011, we established new defined benefit pension plans. The qualified plan and nonqualified plan provide a lifetime income benefit based on an individual’s length of service and related compensation. The qualified plan does not give credit to eligible participants for the length of service provided before the close of the Joint Venture Transaction and is not open to new participants. The nonqualified plan gives credit to eligible participants for their length of service provided before the close of the Joint Venture Transaction to the extent that participants did not vest in a supplemental pension plan sponsored by GE. We also assumed certain liabilities related to our obligation to reimburse GE for future benefit payments to those participants that were vested in the supplemental pension plan sponsored by GE at the time of the close of the Joint Venture Transaction. We expect to make contributions to the qualified plan of approximately $100 million during 2012. The nonqualified plan is unfunded.

Postretirement Benefit Plans

Following the close of the Joint Venture Transaction on January 28, 2011, we established new postretirement medical and life insurance plans. The plans that were established provide continuous coverage to employees eligible to receive such benefits and give credit for length of service provided before the close of the Joint Venture Transaction. Certain covered employees also retain the right, following retirement, to elect to participate in corresponding plans sponsored by GE. To the extent that our employees make such elections, we will reimburse GE for any amounts due. We did not, however, assume any obligation for benefits due to

NBCUniversal 2011 Annual Report on Form 10-K	76

employees who were retirees at the time of the close of the Joint Venture Transaction and were eligible to receive benefits under GE’s postretirement benefit plans.

Substantially all of the employees that joined NBCUniversal from the Comcast Content Business at the close of the Joint Venture Transaction participate in a postretirement healthcare stipend program (the “stipend plan”). The stipend plan provides an annual stipend for reimbursement of healthcare costs to each eligible employee based on years of service. Under the stipend plan, we are not exposed to the increasing costs of healthcare because the benefits are fixed at a predetermined amount.

All of our postretirement benefit plans are unfunded and substantially all of our postretirement benefit obligations are recorded to noncurrent liabilities.

The tables below provide information on the changes in our projected benefit obligations, the funded status and the components of our benefit expense for our pension plans and postretirement benefit plans.

	For the Period January 29, 2011 to December 31, 2011
(in millions)	Pension Benefits	Postretirement Benefits
Projected benefit obligation, beginning of the period	$249	$160
Service cost	99	6
Interest cost	12	8
Actuarial (gain) loss	71	(13)
Benefits paid	(4)	—
Projected benefit obligation, end of the period	$427	$161
Accumulated benefit obligation, end of the year	$395	$161
Plan funded status and recorded benefit obligation	$(427)	$(161)
Portion of benefit obligation not yet recognized in benefits expense	$71	$(13)
Discount rate	4.75 - 5.25%	4.75%

	For the Period January 29, 2011 to December 31, 2011
(in millions)	Pension Benefits	Postretirement Benefits
Service cost	$99	$6
Interest cost	12	8
Total benefits expense	$111	$14

Expected Future Benefit Payments

(in millions)	Pension Benefits	Postretirement Benefits
2012	$9	$2
2013	$11	$3
2014	$13	$5
2015	$16	$5
2016	$19	$6
2017 – 2021	$183	$41

Our consolidated balance sheet also includes the assets and liabilities of certain legacy pension plans, as well as the assets and liabilities for pension plans of certain foreign subsidiaries. As of December 31, 2011, the benefit obligations associated with these plans exceeded the value of their plan assets by $38 million.

77	NBCUniversal 2011 Annual Report on Form 10-K

Predecessor GE Benefit Plans

Before January 28, 2011, our employees participated in GE-sponsored employee benefit plans, including GE’s primary defined benefit pension plan, a nonqualified supplemental pension plan, a defined contribution savings plan, and a number of GE health and life insurance plans. Further, under a transition services agreement with GE, our international employees will continue to participate in GE employee benefit plans for 18 months after the close of the Joint Venture Transaction or until we establish new employee benefit plans to replace the GE programs, whichever occurs first. We have also agreed to reimburse GE for amounts paid by GE for specified employee benefit and insurance programs that GE will continue to administer, which included $47 million related to our withdrawal from certain international benefit plans, which was paid in September 2011.

The table below presents the amounts charged to us by GE and recognized in our consolidated statement of income related to our employees’ participation in GE sponsored plans during the predecessor periods presented.

	Predecessor
(in millions)	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
GE pension plans(a)	$20	$18	$18
GE health and life insurance plans and other(b)	20	197	169
Other GE benefit plans(c)	3	33	33
	$43	$248	$220

(a)

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

(b)	Primarily represents our employees’ and retirees’ participation in GE’s principal retiree benefit plan.

(c)	Primarily represents costs associated with our employees’ participation in GE’s defined contribution savings plan.

Other Employee Benefits

Multiemployer Benefit Plans

We also participate in various multiemployer pension and other benefit plans covering some of our employees who are represented by labor unions. We make periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but do not sponsor or administer these plans. We do not participate in any multiemployer benefit plans where we consider our contributions to be individually significant and the largest plans in which we participate are funded at a level of 80 percent or greater. The total contributions we made to multiemployer benefit plans for the period January 29, 2011 to December 31, 2011 were $42 million. Our contributions to multiemployer benefit plans were not material for the predecessor periods presented.

If we cease to be obligated to make contributions or otherwise withdraw from participation in one of these plans, applicable law requires us to fund our allocable share of the unfunded vested benefits, referred to as a withdrawal liability. In addition, actions taken by other participating employers may lead to adverse changes in the financial condition of a multiemployer benefit plan and our withdrawal liability may increase.

Deferred Compensation Plans

Following the close of the Joint Venture Transaction on January 28, 2011, we established an unfunded nonqualified deferred compensation plan for certain employees. The amount of compensation deferred by each participant is based on participant elections. Participants in the plan designate one or more valuation funds,

NBCUniversal 2011 Annual Report on Form 10-K	78

independently established funds or indices, which are used to determine the amount of earnings to be credited or debited to the participant’s account.

Additionally, certain of our employees participate in Comcast’s unfunded, nonqualified deferred compensation plan. The amount of compensation deferred by each participant is based on participant elections. Participant accounts are credited with income primarily based on a fixed annual rate. As a result of the Joint Venture Transaction, we assumed the obligation for compensation deferred under this plan before January 28, 2011 for the employees of the Comcast Content Business.

In the case of both deferred compensation plans, participants are eligible to receive distributions of the amounts credited to their account based on elected deferral periods that are consistent with the plans and applicable tax law.

The table below presents the benefit obligation and expenses for these deferred compensation plans.

For the period January 29, 2011 to December 31, 2011 (in millions)	Successor
Benefits obligation	$114
Interest Expense	$10

Retirement Investment Plans

Following the close of the Joint Venture Transaction on January 28, 2011, we provide a 401(k) defined contribution retirement plan for our U.S. employees and certain of our employees participate in a similar plan provided by Comcast. In addition, we also provide similar defined contribution retirement plans for non-U.S. employees. We match a percentage of the employees’ contributions up to certain limits. In 2011, expenses related to these plans were approximately $70 million.

Note 15: Share-Based Compensation

Following the closing of the Joint Venture Transaction, certain of our employees and executive officers receive awards of stock options and RSUs under Comcast equity plans. The expense associated with participation in these plans, including the expense associated with awards to former Comcast employees who were not vested as of closing, is settled in cash with Comcast.

Recognized Share-Based Compensation Expense – Comcast Equity Awards

Successor
(in millions)	For the Period January 29, 2011 to December 31, 2011
Stock options	$13
Restricted share units	18
Employee stock purchase plan	2
Total	$33

As of December 31, 2011, we had unrecognized pretax compensation expense of $44 million related to 11.1 million nonvested Comcast stock options and unrecognized pretax compensation expense of $62 million related to 5.4 million nonvested Comcast RSUs that will be recognized over a weighted-average period of approximately 2.3 years and 2.0 years, respectively.

79	NBCUniversal 2011 Annual Report on Form 10-K

Comcast Option Plans

Comcast maintains stock option plans for certain employees under which fixed-price stock options may be granted and the option price is generally not less than the fair value of a share of the underlying stock on the date of grant. Option terms are generally 10 years, with options generally becoming exercisable within five years from the date of grant.

Comcast uses the Black-Scholes option pricing model to estimate the fair value of each stock option on the date of grant. The Black-Scholes option pricing model uses the assumptions summarized in the table below. Dividend yield is based on the yield on the date of grant. Expected volatility is based on a blend of implied and historical volatility of Comcast Class A common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect on the date of grant. Comcast uses historical data on the exercise of stock options and other factors expected to impact holders’ behavior to estimate the expected term of the options granted.

The table below presents the weighted-average fair value on the date of grant of the 2.8 million Class A common stock options awarded under Comcast’s stock option plans to employees of NBCUniversal and the related weighted-average valuation assumptions.

2011
Fair value	$6.77
Dividend yield	1.8%
Expected volatility	28.5%
Risk-free interest rate	2.6%
Expected option life (in years)	7.0

Comcast Restricted Stock Plan

Comcast maintains a restricted stock plan under which certain of our employees and executive officers (each, a “participant”) may be granted RSU awards in units of Comcast Class A common stock. RSUs are valued based on the closing price on the date of grant and discounted for the lack of dividends, if any, during the vesting period and entitle participants to receive, at the time of vesting, one share of common stock for each RSU. The awards vest annually, generally over a period not to exceed five years, and do not have voting or dividend rights prior to vesting.

The weighted-average fair value on the date of grant of the 2.6 million RSUs awarded under Comcast’s restricted stock plans to employees of NBCUniversal was $21.75.

Employee Stock Purchase Plans

Following the closing of the Joint Venture Transaction, certain of our employees are eligible to participate in employee stock purchase plans that allow employees to purchase shares of Comcast Class A common stock at a 15% discount. We recognize the fair value of the discount associated with shares purchased under these plans as share-based compensation expense.

GE Option Plans

Prior to the close of the Joint Venture Transaction, GE granted stock options and RSUs to certain of our employees and in limited circumstances to consultants, advisors and independent contractors, the majority of which vested in conjunction with the closing of the Joint Venture Transaction on January 28, 2011. However, certain stock option and RSU grants did not vest upon the closing and continue to vest based on the original period of the award. The share-based compensation expense recorded for these remaining stock options and RSUs is presented in the table below in the Successor period ended December 31, 2011.

NBCUniversal 2011 Annual Report on Form 10-K	80

Recognized Share-Based Compensation Expense – GE Equity Awards

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
GE equity awards
Stock options	$2	$32	$12	$9
Restricted share units	15	(1)	11	12
Total	$17	$31	$23	$21

Note 16: Member’s and Stockholders’ Equity

As part of the Joint Venture Transaction, we converted our company into a limited liability company of which NBCUniversal Holdings is the sole member. Comcast controls and owns 51% of NBCUniversal Holdings and GE owns the remaining 49%.

NBCUniversal Holdings has caused us and will continue to cause us to make distributions or loans to NBCUniversal Holdings to meet its cash requirements. These requirements include an obligation to make distributions on a quarterly basis to enable its indirect owners (Comcast and GE) to meet their obligations to pay taxes on taxable income generated by our business. During the period January 29, 2011 through December 31, 2011, we made distributions to NBCUniversal Holdings of $244 million.

In the Predecessor period ended January 28, 2011, we distributed approximately $7.4 billion to GE prior to the close of the Joint Venture Transaction.

Accumulated Other Comprehensive Income (Loss)

The table below presents the components of our accumulated other comprehensive income (loss), net of deferred taxes.

	Successor	Predecessor
December 31 (in millions)	2011	2010
Unrealized gains (losses) on marketable securities	$—	$2
Deferred gains (losses) on cash flow hedges	—	5
Unrecognized gains (losses) on employee benefit obligations	(64)	(21)
Cumulative translation adjustments	(14)	1
Accumulated other comprehensive income (loss), net of deferred taxes	$(78)	$(13)

Note 17: Income Taxes

Joint Venture Transaction

Following the closing of the Joint Venture Transaction, we are a limited liability company. For U.S. federal income tax purposes, we are disregarded as an entity separate from NBCUniversal Holdings, a tax partnership. Accordingly, we do not incur any significant current or deferred domestic income taxes. We continue to incur current and deferred foreign income taxes through our foreign subsidiaries, and also incur foreign withholding tax expense.

81	NBCUniversal 2011 Annual Report on Form 10-K

The tables below present information on the taxes incurred following our conversion into a limited liability company. The information for our Predecessor periods is presented separately as the information is not comparable following the significant change in our taxable status.

Components of Income Tax Expense

Successor
(in millions)	For the Period January 29, 2011 to December 31, 2011
Foreign
Current income tax expense	$53
Deferred income tax expense	29
Withholding tax expense	100
U.S. domestic tax expense	3
Income tax expense	$185

Components of Net Deferred Tax Liability

Successor
December 31 (in millions)	2011
Deferred Tax Assets:
Net operating loss carryforwards	$89
Nondeductible accruals and other	54
Less: Valuation allowance	53
90
Deferred Tax Liabilities:
Differences between book and tax basis of property and equipment and intangible assets	$141
Differences between book and tax basis of investments	11
152
Net deferred tax liability	$62

Changes in net deferred income tax liabilities in 2011 that were not recorded as deferred income tax expense are primarily related to the effects of the Joint Venture Transaction. All deferred income taxes relating to U.S. federal tax matters have been retained by GE and Comcast, as applicable. Accordingly, we have no significant deferred tax assets and liabilities related to U.S federal tax matters as of December 31, 2011.

Our deferred tax assets are primarily related to non-deductible accruals and reserves as well as various foreign net operating losses. The determination of the realization of the net operating loss carryforwards is dependent on our subsidiaries’ taxable income or loss, or foreign laws that can change from year to year and impact the amount of such carryforwards. As of December 31, 2011, our gross net operating losses totaled approximately $271 million, the majority of which expire in periods through 2021. We recognize a valuation allowance if we determine it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of December 31, 2011 our valuation allowance was related primarily to state and foreign net operating loss carryforwards.

NBCUniversal 2011 Annual Report on Form 10-K	82

Predecessor

In periods prior to the Joint Venture Transaction, our Predecessor was a U.S. corporation and incurred current and deferred U.S. and foreign taxes on worldwide income. The below tables present information on the taxes incurred by our Predecessor.

Income (Loss) Before Income Taxes and Noncontrolling Interests

	Predecessor
(in millions)	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
United States	$(39)	$1,731	$1,734
International	10	530	454
	$(29)	$2,261	$2,188

Components of Income Tax Expense

	Predecessor
(in millions)	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Current expense (benefit)
Federal	$403	$290	$448
State	23	(16)	55
Foreign	15	217	183
	441	491	686
Deferred expense (benefit)
Federal	(430)	230	195
State	(15)	24	(9)
	(445)	254	186
Income tax expense (benefit)	$(4)	$745	$872

Components of Net Deferred Tax Liability

Predecessor
December 31 (in millions)	2010
Deferred Tax Assets:
Net operating loss carryforwards	$114
Nondeductible accruals and other	183
Less: Valuation allowance	210
87
Deferred Tax Liabilities:
Differences between book and tax basis of property and equipment and intangible assets	$1,586
Foreign income	254
Differences between book and tax basis of investments	394
2,234
Net deferred tax liability	$2,147

83	NBCUniversal 2011 Annual Report on Form 10-K

Our income tax expense in our Predecessor periods differs from the federal statutory amount because of the effect of the items detailed in the table below.

	Predecessor
(in millions)	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Federal tax statutory rate	35.00%	35.00%	35.00%
Disposition of business	(32.66)	—	—
State income taxes, net of federal benefit	1.90	0.61	1.22
Domestic manufacturing and export benefits	11.67	(2.04)	(1.53)
Change in valuation allowance	0.04	0.10	6.71
Other, net	(2.16)	(0.71)	(1.52)
Actual income tax rate	13.79%	32.96%	39.88%

Uncertain Tax Positions

Following the close of the Joint Venture Transaction, we retained liabilities for uncertain tax positions where we are the tax filer of record. In addition to our change in taxable status, GE and Comcast have indemnified NBCUniversal Holdings and us with respect to our income tax obligations attributable to periods prior to the closing of the Joint Venture Transaction, including indemnification of uncertain tax positions relating to filings made prior to the closing of the Joint Venture Transaction. Our liabilities for uncertain tax positions associated with consolidated GE or Comcast tax filings were retained by GE and Comcast, respectively, at January 28, 2011. Our uncertain tax positions as of December 31, 2011 totaled $52 million and substantially all of these liabilities are indemnified by GE or Comcast for which we have recorded a corresponding asset. Due to the indemnification from GE and Comcast, we do not expect the recognition of tax benefits for such positions in the future will have a material impact on our consolidated statement of income.

Reconciliation of Unrecognized Tax Benefits

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Beginning Balance	$57	$425	$312	$283
Additions based on tax positions related to the current year	—	—	15	14
Additions based on tax positions related to prior years	—	4	149	15
Reductions for tax positions of prior years	—	—	(51)	—
Reductions due to expiration of statute of limitations	(5)	—	—	—
Ending Balance	$52	$429	$425	$312

As of December 31, 2011 and 2010, we had accrued approximately $10 million and $46 million, respectively, of interest associated with our uncertain tax positions.

We are currently not subject to audits of any periods that are not covered by the indemnification from GE or Comcast.

NBCUniversal 2011 Annual Report on Form 10-K	84

Note 18: Supplemental Financial Information

Receivables

	Successor	Predecessor
December 31 (in millions)	2011	2010
Receivables, gross	$4,019	$2,733
Less: Allowance for returns and customer incentives	425	485
Less: Allowance for doubtful accounts	37	85
Receivables, net	$3,557	$2,163

Our trade receivables do not represent a significant concentration of credit risk as of December 31, 2011 and December 31, 2010 due to the wide variety of customers and markets into which our products are sold and their dispersion across geographic areas.

Operating Costs and Expenses

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Programming and production	$9,708	$711	$9,349	$8,488
Advertising, marketing and promotion	1,849	153	1,474	1,493
Other	4,075	307	3,214	2,889
Operating costs and expenses (excluding depreciation and amortization)	$15,632	$1,171	$14,037	$12,870

Cash Payments for Interest and Income Taxes

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Interest	$444	$1	$275	$105
Income taxes	$161	$493	$328	$461

85	NBCUniversal 2011 Annual Report on Form 10-K

Other Cash Flow Information

As of January 28, 2011 (in millions)
Cash and cash equivalents at end of Predecessor period	$470
Comcast Content Business contributed cash balances	38
Cash and cash equivalents at beginning of Successor period	$508

Noncash Investing and Financing Activities

During 2011, as a result of the Joint Venture and Universal Orlando transactions, acquisition accounting has been applied to a significant portion of our assets and liabilities. See Note 4 for additional information. In addition, we acquired approximately $339 million of intellectual property rights that were accrued and unpaid as of December 31, 2011.

Note 19: Receivables Monetization

We monetize certain of our accounts receivable under programs with a syndicate of banks. In December 2011, we entered into new agreements that allow for the sale of up to $1.5 billion of certain of our accounts receivable that had previously been subject to securitization agreements with General Electric Capital Corporation (“GECC”), a subsidiary of GE. In connection with our new agreements, we repurchased the receivables held by GECC and the consideration paid approximated the fair value of the underlying accounts receivables. Following completion of these transactions, we terminated our agreements with GECC. Under our new programs we entered into in December 2011, we transfer, at fair value, our accounts receivable that are to be monetized, to Funding LLC, a wholly owned subsidiary. The operating activities of Funding LLC are restricted to the transfer and sale of the monetized receivables to the third party syndicate of banks. Due to these restrictions, Funding LLC is considered a variable interest entity, which we consolidate as we are the primary beneficiary. The assets and liabilities of this entity primarily represent the receivables and cash receipts that are not yet remitted to the program as of the balance sheet date.

We account for receivables monetized through these programs as sales in accordance with the appropriate accounting guidance. We receive deferred consideration from the assets sold in the form of a receivable, which is funded by residual cash flows after the senior interests have been fully paid. The deferred consideration is recorded in receivables, net at its initial fair value, which reflects the net cash flows we expect to receive related to these interests. The accounts receivable we sold that underlie the deferred consideration are generally short-term in nature and, therefore, the fair value of the deferred consideration approximated its carrying value as of December 31, 2011.

NBCUniversal 2011 Annual Report on Form 10-K	86

We are responsible for servicing the receivables and remitting collections to the purchasers under the securitization programs. We perform this service for a fee that is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded in our consolidated balance sheet as of December 31, 2011. The servicing fees are a component of net loss (gain) on sale presented in the table below.

Effect on Income from Receivables Monetization and Cash Flows on Transfers

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net (loss) gain on sale(a)	$(36)	$1	$(24)	$(30)
Net cash proceeds (payments) on transfers(b)	$(237)	$(177)	$2	$197

(a)	Net (loss) gain on sale is included in other income (expense), net in our consolidated statement of income.

(b)	Net cash proceeds (payments) on transfers are included within net cash provided by operating activities in our consolidated statement of cash flows.

Receivables Monetized and Deferred Consideration

	Successor	Predecessor
December 31 (in millions)	2011	2010
Monetized receivables sold	$961	$1,446
Deferred consideration	$268	$74

In addition to the amounts presented above, we had $781 million payable to our securitization programs at December 31, 2011. This amount represents cash receipts that are not yet remitted to the securitization program as of the balance sheet date and are recorded to accounts payable and accrued expenses related to trade creditors.

Note 20: Commitments and Contingencies

Commitments

We enter into long-term commitments with third parties in the ordinary course of our business, including commitments to acquire film and television programming, take or pay creative talent and employment agreements, and various other television commitments. Many of our employees, including writers, directors, actors, technical and production personnel, and others, as well as some of our on-air and creative talent, are covered by collective bargaining agreements or works councils. As of December 31, 2011, the total number of employees covered by collective bargaining agreements was approximately 4,000 full-time equivalent employees. Of this total, approximately 46% of these full-time equivalent employees were covered by collective bargaining agreements that have expired or are scheduled to expire during 2012.

87	NBCUniversal 2011 Annual Report on Form 10-K

The table below summarizes our minimum annual programming and talent commitments and our minimum annual rental commitments for office space and equipment under operating leases. Programming and talent commitments include acquired film and television programming, including U.S. television rights to the future Olympic Games through 2020, and NBC’s Sunday Night Football through the 2022-23 season, and other programming commitments, as well as our various contracts with creative talent and employment agreements under take-or-pay contracts.

As of December 31, 2011 (in millions)	Programming and Talent Commitments	Operating Leases
2012	$4,793	$282
2013	$2,388	$225
2014	$2,887	$196
2015	$1,976	$167
2016	$3,104	$171
Thereafter	$17,301	$798

Our minimum annual commitments under operating leases include commitments with related parties of $566 million.

Included in the above table are specific payments for the U.S. television rights to the 2012 London Olympics. This programming commitment was considered an unfavorable contract in the application of acquisition accounting for the Joint Venture Transaction. We recorded a liability related to this contract which will be reversed in our consolidated financial statements at the time the corresponding revenue and expenses associated with this contract are recognized.

Rental Expense

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Rental expense	$267	$18	$217	$183

Other Commitments

In connection with the Joint Venture and Universal Orlando transactions, we assumed two contractual obligations that involve perpetual financial interests held by third parties in certain of our businesses. These interests are based upon a percentage of future revenue of the specified businesses. One of the contractual obligations provides the third party with the option, beginning in 2017, to require us to purchase the interest for cash in an amount equal to the fair value of the estimated future payments. These liabilities were recorded at fair value as of the respective acquisition dates, and subsequent fair value adjustments to these liabilities are recorded in other income (expense), net in our consolidated statement of income. Fair values are determined based on the terms of the contracts and Level 3 inputs, primarily including discounted future expected cash flows. As of December 31, 2011, these liabilities totaled $1 billion and the related expenses recognized in other income (expense), net in 2011 were $57 million.

Station Venture

As discussed in Note 7, in connection with the closing of the Joint Venture Transaction, GE has indemnified us for all liabilities we may incur as a result of any credit support, risk of loss or similar arrangement related to the Station Venture $816 million senior secured note in existence prior to the close of the Joint Venture Transaction on January 28, 2011. Because the assets of Station LP serve as collateral for the Station Venture senior secured note, we have recorded a $482 million liability in the allocation of purchase price for the Joint Venture Transaction, which represents the fair value of the assets allocated in acquisition accounting that collateralize the note.

NBCUniversal 2011 Annual Report on Form 10-K	88

Note 21: Financial Data by Business Segment

We present our operations in four reportable segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. Following the acquisition of the 50% equity interest in Universal Orlando that we did not already own, we revised our measure of operating performance for our Theme Parks segment. Operating income (loss) before depreciation and amortization for our Theme Parks segment includes 100% of the results of operations of Universal Orlando. Prior to this transaction, equity in net income of investees was included in operating income (loss) before depreciation and amortization due to the significance of Universal Orlando to our Theme Parks segment. We have recast our Theme Parks segment performance measure for all periods presented in order to reflect our current segment performance measure. See Note 4 for additional information on the Universal Orlando transaction. Our financial data by business segment is presented in the tables below.

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenue
Cable Networks(a)	$7,876	$389	$4,954	$4,587
Broadcast Television	5,935	464	6,888	6,166
Filmed Entertainment	4,239	353	4,576	4,220
Theme Parks	1,874	115	1,600	1,200
Total segment revenue	19,924	1,321	18,018	16,173
Headquarters and Other(b)	45	5	79	78
Eliminations(c)	(941)	(120)	(1,507)	(1,166)
Total revenue (d)(f)	$19,028	$1,206	$16,590	$15,085

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31,2010	Year Ended December 31, 2009
Operating Income (Loss) Before Depreciation and Amortization
Cable Networks(a)	$3,119	$143	$2,347	$2,135
Broadcast Television	138	(16)	124	445
Filmed Entertainment	27	1	290	39
Theme Parks	830	37	591	424
Headquarters and Other(b)	(484)	(99)	(413)	(568)
Eliminations(c)	(234)	(31)	(386)	(260)
Total operating income (loss) before depreciation and amortization(e)	3,396	35	2,553	2,215

Depreciation	401	19	252	242
Amortization	712	8	97	105
Total operating income	$2,283	$8	$2,204	$1,868

89	NBCUniversal 2011 Annual Report on Form 10-K

	Successor	Predecessor
December 31 (in millions)	2011	2010
Total Assets
Cable Networks	$29,578	$17,522
Broadcast Television	6,213	7,330
Filmed Entertainment	3,891	6,162
Theme Parks	6,197	3,079
Total segment assets	45,879	34,093
Headquarters, other and eliminations	4,905	8,331
Total assets(f)	$50,784	$42,424

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Capital Expenditures
Cable Networks	$46	$1	$16	$6
Broadcast Television	61	1	60	58
Filmed Entertainment	6	1	8	9
Theme Parks	154	9	100	63
Headquarters and Other	165	4	102	172
Total	$432	$16	$286	$308

Depreciation and Amortization
Cable Networks	$700	$4	$51	$59
Broadcast Television	79	5	63	63
Filmed Entertainment	19	2	25	29
Theme Parks	201	14	159	138
Headquarters, other and eliminations	114	2	51	58
Total	$1,113	$27	$349	$347

(a)	For 2011, our Cable Networks segment includes the results of operations and assets of the Comcast Content Business following the date of the Joint Venture Transaction.

(b)

Headquarters and Other includes operating costs and expenses that are not allocated to our four reportable segments. These costs primarily include corporate overhead, employee benefit costs, costs allocated from Comcast and GE, costs and expenses related to the Joint Venture Transaction and other corporate initiatives.

(c)

Eliminations include the results of operations for Universal Orlando for periods prior to July 1, 2011. Our Theme Parks segment includes these amounts to reflect our current segment performance measure but these amounts are not included when we measure our consolidated results of operations because we recorded Universal Orlando as an equity method investment in our consolidated financial statements during these periods.

Also included in Eliminations are transactions that our segments enter into with one another, which consist primarily of the licensing of film and television content from our Filmed Entertainment and Broadcast Television segment to our Cable Networks segment.

(d)	No single customer accounted for a significant amount of our revenue in any period.

(e)

We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, to measure the profit or loss of our operating segments. This measure eliminates the significant level of noncash amortization expense arising from intangible assets recognized in connection with the Joint Venture Transaction. It is also unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance, the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity reported in accordance with GAAP.

(f)	We operate primarily in the United States, but also in select international markets primarily in Europe and Asia. The tables below summarize selected financial information by geographic location.

NBCUniversal 2011 Annual Report on Form 10-K	90

	Successor	Predecessor
(in millions)	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenue:
United States	$14,927	$ 935	$12,839	$11,291
Foreign	$4,101	$ 271	$3,751	$3,794

	Successor	Predecessor
December 31 (in millions)	2011	2010
Property and Equipment:
United States	$4,904	$1,795
Foreign	$60	$40

Note 22: Condensed Consolidating Financial Information

In October 2011, NBCUniversal Media, LLC fully and unconditionally guaranteed Universal Orlando’s senior and senior subordinated notes in exchange for amendments that conform the notes’ covenants and events of default to those contained in our $9.1 billion of outstanding public debt securities. The guarantee includes the payment of principal, premium, if any, and interest. NBCUniversal Media, LLC is referred to as “Parent” in the tables presented below.

Universal Orlando’s senior and senior subordinated notes were co-issued by Universal City Development Partners, Ltd and UCDP Finance, collectively referred to as “Issuers”, and continue to be also fully and unconditionally guaranteed by Universal City Travel Partners and Universal Orlando Online Merchandise Store (collectively, “Guarantor Subsidiaries”).

Our condensed consolidating financial information is presented in the tables below, and includes the operating results of the respective Universal Orlando entities from July 1, 2011, the date we acquired the remaining 50% equity interest in Universal Orlando that we did not already own.

91	NBCUniversal 2011 Annual Report on Form 10-K

Condensed Consolidating Balance Sheet

December 31, 2011

Successor (in millions)	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Assets
Cash and cash equivalents	$238	$33	$24	$513	$—	$808
Receivables, net	21	—	—	3,536	—	3,557
Other current assets	20	103	2	1,200	(9)	1,316
Total current assets	279	136	26	5,249	(9)	5,681
Film and television costs	—	—	—	5,227	—	5,227
Investments	505	11	—	2,914	—	3,430
Noncurrent receivables, net	98	—	—	910	—	1,008
Investments in and amounts due from subsidiaries eliminated upon consolidation	39,744	11	—	—	(39,755)	—
Property and equipment, net	—	1,644	—	3,320	—	4,964
Goodwill	—	—	—	14,657	—	14,657
Intangible assets, net	—	392	—	15,303	—	15,695
Other noncurrent assets	41	31	—	50	—	122
Total assets	$40,667	$2,225	$26	$47,630	$(39,764)	$50,784
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$—	$124	$3	$1,992	$—	$2,119
Accrued participations and residuals	—	—	—	1,255		1,255
Accrued expenses and other current liabilities	223	82	16	2,371	(9)	2,683
Current portion of long-term debt	550	—	—	4	—	554
Total current liabilities	773	206	19	5,622	(9)	6,611
Long-term debt, less current portion	9,142	888	—	69	(485)	9,614
Accrued participations, residuals and program obligations	—	—	—	873	—	873
Deferred income taxes	78	—	—	32	—	110
Other noncurrent liabilities	954	262	—	2,095	—	3,311
Redeemable noncontrolling interests	—	—	—	184	—	184
Equity:
Total NBCUniversal member’s equity	29,720	869	7	38,394	(39,270)	29,720
Noncontrolling interests	—	—	—	361	—	361
Total equity	29,720	869	7	38,755	(39,270)	30,081
Total liabilities and equity	$40,667	$2,225	$26	$47,630	$(39,764)	$50,784

NBCUniversal 2011 Annual Report on Form 10-K	92

Condensed Consolidating Balance Sheet

December 31, 2010

Predecessor (in millions)	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Assets
Cash and cash equivalents	$236	$—	$—	$848	$—	$1,084
Short term loans to GE, net	8,072	—	—	—	—	8,072
Accounts receivable, net	76	—	—	2,087	—	2,163
Other current assets	147	—	—	797	—	944
Total current assets	8,531	—	—	3,732	—	12,263
Film and television costs	—	—	—	3,890	—	3,890
Investments	351	—	—	1,372	—	1,723
Noncurrent receivables, net	160	—	—	622	—	782
Investments in and amounts due from subsidiaries eliminated upon consolidation	26,950	—	—	—	(26,950)	—
Property and equipment, net	—	—	—	1,835	—	1,835
Goodwill	—	—	—	19,243	—	19,243
Intangible assets, net	—	—	—	2,552	—	2,552
Other noncurrent assets	41	—	—	160	(65)	136
Total assets	$36,033	$—	$—	$33,406	$(27,015)	$42,424
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$—	$—	$—	$1,564	$—	$1,564
Accrued participations and residuals	—	—	—	1,291	—	1,291
Accrued expenses and other current liabilities	179	—	—	1,715	—	1,894
Current portion of long-term debt	—	—	—	—	—	—
Total current liabilities	179	—	—	4,570	—	4,749
Long-term debt, less current portion	9,090	—	—	—	—	9,090
Accrued participations, residuals and program obligations	—	—	—	639	—	639
Related party borrowings	—	—	—	816	—	816
Deferred income taxes	2,368	—	—	—	(65)	2,303
Other noncurrent liabilities	497	—	—	513	—	1,010
Redeemable noncontrolling interests	—	—	—	—	—	—
Equity:
Total NBCUniversal stockholders’ equity	23,899	—	—	26,950	(26,950)	23,899
Noncontrolling interests	—	—	—	(82)	—	(82)
Total equity	23,899	—	—	26,868	(26,950)	23,817
Total liabilities and equity	$36,033	$—	$—	$33,406	$(27,015)	$42,424

93	NBCUniversal 2011 Annual Report on Form 10-K

Condensed Consolidating Statement of Income

For the Period from January 29 to December 31, 2011

Successor (in millions)	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Revenue	$26	$695	$72	$18,301	$(66)	$19,028
Costs and Expenses:
Operating costs and expenses	678	389	68	14,579	(82)	15,632
Depreciation	—	66	—	335	—	401
Amortization	—	7	—	705	—	712
	678	462	68	15,619	(82)	16,745
Operating income (loss)	(652)	233	4	2,682	16	2,283
Other Income (Expense):
Equity in net income of investees, net	2,767	6	—	261	(2,772)	262
Interest expense	(370)	(32)	—	—	13	(389)
Interest income	—	—	—	32	(13)	19
Other income (expense), net	(59)	(45)	—	(9)	(16)	(129)
	2,338	(71)	—	284	(2,788)	(237)
Income (loss) before income taxes	1,686	162	4	2,966	(2,772)	2,046
Income tax (expense) benefit	(3)	—	—	(182)	—	(185)
Net income (loss) from consolidated operations	1,683	162	4	2,784	(2,772)	1,861
Net (income) loss attributable to noncontrolling interests	—	—	—	(178)	—	(178)
Net income (loss) attributable to NBCUniversal	$1,683	$162	$4	$2,606	$(2,772)	$1,683

NBCUniversal 2011 Annual Report on Form 10-K	94

Condensed Consolidating Statement of Income

From January 1 to January 28, 2011

Predecessor (in millions)	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Revenue	$—	$—	$—	$1,206	$—	$1,206
Costs and Expenses:
Operating costs and expenses	65	—	—	1,106	—	1,171
Depreciation	—	—	—	19	—	19
Amortization	—	—	—	8	—	8
	65	—	—	1,133	—	1,198
Operating income (loss)	(65)	—	—	73	—	8
Other Income (Expense):
Equity in net income of investees, net	54	—	—	25	(54)	25
Interest expense	(32)	—	—	(5)	—	(37)
Interest income	—	—	—	4	—	4
Other income (expense), net	1	—	—	(30)	—	(29)
	23	—	—	(6)	(54)	(37)
Income (loss) before income taxes	(42)	—	—	67	(54)	(29)
Income tax (expense) benefit	19	—	—	(15)	—	4
Net income (loss) from consolidated operations	(23)	—	—	52	(54)	(25)
Net (income) loss attributable to noncontrolling interests	—	—	—	2	—	2
Net income (loss) attributable to NBCUniversal	$(23)	$—	$—	$54	$(54)	$(23)

95	NBCUniversal 2011 Annual Report on Form 10-K

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2010

Predecessor (in millions)	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Revenue	$39	$—	$—	$16,551	$—	$16,590
Costs and Expenses:
Operating costs and expenses	443	—	—	13,594	—	14,037
Depreciation	—	—	—	252	—	252
Amortization	—	—	—	97	—	97
	443	—	—	13,943	—	14,386
Operating income (loss)	(404)	—	—	2,608	—	2,204
Other Income (Expense):
Equity in net income (losses) of investees, net	2,618	—	—	312	(2,622)	308
Interest expense	(195)	—	—	(82)	—	(277)
Interest income	—	—	—	55	—	55
Other income (expense), net	(24)	—	—	(5)	—	(29)
	2,399	—	—	280	(2,622)	57
Income (loss) before income taxes	1,995	—	—	2,888	(2,622)	2,261
Income tax (expense) benefit	(528)	—	—	(217)	—	(745)
Net income (loss) from consolidated operations	1,467	—	—	2,671	(2,622)	1,516
Net (income) loss attributable to noncontrolling interests	—	—	—	(49)	—	(49)
Net income (loss) attributable to NBCUniversal	$1,467	$—	$—	$2,622	$(2,622)	$1,467

NBCUniversal 2011 Annual Report on Form 10-K	96

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2009

Predecessor (in millions)	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Revenue	$3	$—	$—	$15,082	$—	$15,085
Costs and Expenses:
Operating costs and expenses	387	—	—	12,483	—	12,870
Depreciation	—	—	—	242	—	242
Amortization	—	—	—	105	—	105
	387	—	—	12,830	—	13,217
Operating income (loss)	(384)	—	—	2,252	—	1,868
Other Income (Expense):
Equity in net income of investees, net	2,592	—	—	115	(2,604)	103
Interest expense	(47)	—	—	(2)	—	(49)
Interest income	—	—	—	55	—	55
Other income (expense), net	(194)	—	—	405	—	211
	2,351	—	—	573	(2,604)	320
Income (loss) before income taxes	1,967	—	—	2,825	(2,604)	2,188
Income tax (expense) benefit	(689)	—	—	(183)	—	(872)
Net income (loss) from consolidated operations	1,278	—	—	2,642	(2,604)	1,316
Net (income) loss attributable to noncontrolling interests	—	—	—	(38)	—	(38)
Net income (loss) attributable to NBCUniversal	$1,278	$—	$—	$2,604	$(2,604)	$1,278

97	NBCUniversal 2011 Annual Report on Form 10-K

Condensed Consolidating Statement of Cash Flows

For the Period from January 29 to December 31, 2011

Successor (in millions)	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Net cash provided by (used in) operating activities	$(592)	$268	$(8)	$3,201	$—	$2,869
Investing Activities:
Net transactions with affiliates	1,030	244		(1,274)	—	—
Capital expenditures	—	(67)	—	(365)	—	(432)
Cash paid for intangible assets	—	(100)	—	(149)	—	(249)
Acquisitions, net of cash acquired	—	244	32	(1,022)	—	(746)
Proceeds from sale of businesses and investments	3	—	—	114	—	117
Purchases of investments and other assets	(4)	—	—	(18)	—	(22)
Net cash provided by (used in) investing activities	1,029	321	32	(2,714)	—	(1,332)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	550	—	—	—	—	550
Repurchases and repayments of third party borrowings	—	(1,041)	—	(3)	—	(1,044)
Proceeds from borrowings from Comcast	250	—	—	—	—	250
Repayments of borrowings from Comcast	(250)	—	—	—	—	(250)
Dividends paid	(315)	—	—	—	—	(315)
Distributions to member	(244)	—	—	—	—	(244)
Borrowings to and from subsidiaries eliminated upon consolidation	(675)	675	—	—	—	—
Repayments of borrowings from subsidiaries eliminated upon consolidation	190	(190)	—	—	—	—
Other	—	—	—	(184)	—	(184)
Net cash provided by (used in) financing activities	(494)	(556)	—	(187)	—	(1,237)
Increase (decrease) in cash and cash equivalents	(57)	33	24	300	—	300
Cash and cash equivalents, beginning of period	295	—	—	213	—	508
Cash and cash equivalents, end of period	$238	$33	$24	$513	$—	$808

NBCUniversal 2011 Annual Report on Form 10-K	98

Condensed Consolidating Statement of Cash Flows

For the Period from January 1 to January 28, 2011

Predecessor (in millions)	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Net cash provided by (used in) operating activities	$(337)	$—	$—	$(292)	$—	$(629)
Investing Activities:
Net transactions with affiliates	365	—	—	(365)	—	—
Capital expenditures	—	—	—	(16)	—	(16)
Proceeds from sale of businesses and investments	—	—	—	331	—	331
Net cash provided by (used in) investing activities	365	—	—	(50)	—	315
Financing Activities:
Dividends paid	(8,041)	—	—	—	—	(8,041)
(Increase) decrease in short-term loans to GE, net	8,072	—	—	—	—	8,072
Repurchase of preferred stock interest	—	—	—	(332)	—	(332)
Other	—	—	—	1	—	1
Net cash provided by (used in) financing activities	31	—	—	(331)	—	(300)
Increase (decrease) in cash and cash equivalents	59	—	—	(673)	—	(614)
Cash and cash equivalents, beginning of period	236	—	—	848	—	1,084
Cash and cash equivalents, end of period	$295	$—	$—	$175	$—	$470

99	NBCUniversal 2011 Annual Report on Form 10-K

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

Predecessor (in millions)	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Net cash provided by (used in) operating activities	$(777)	$—	$—	$2,788	$—	$2,011
Investing Activities:
Net transactions with affiliates	1,548	—	—	(1,548)	—	—
Capital expenditures	—	—	—	(286)	—	(286)
Cash paid for intangible assets	—	—	—	(79)	—	(79)
Proceeds from sale of businesses and investments	—	—	—	3	—	3
Purchases of investments and other assets	(10)	—	—	(9)	—	(19)
Net cash provided by (used in) investing activities	1,538	—	—	(1,919)	—	(381)
Financing Activities:
Proceeds from third party borrowings	9,090	—	—	—	—	9,090
Repurchases and repayments of third party borrowings	(1,671)	—	—	—	—	(1,671)
Dividends paid	(1,589)	—	—	—	—	(1,589)
(Increase) decrease in short-term loans to GE, net	(6,529)	—	—	—	—	(6,529)
Other	—	—	—	(44)	—	(44)
Net cash provided by (used in) financing activities	(699)	—	—	(44)	—	(743)
Increase (decrease) in cash and cash equivalents	62	—	—	825	—	887
Cash and cash equivalents, beginning of period	174	—	—	23	—	197
Cash and cash equivalents, end of period	$236	$—	$—	$848	$—	$1,084

NBCUniversal 2011 Annual Report on Form 10-K	100

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

Predecessor (in millions)	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Net cash provided by (used in) operating activities	$(648)	$—	$—	$3,270	$—	$2,622
Investing Activities:
Net transactions with affiliates	2,937	—	—	(2,937)	—	—
Capital expenditures	—	—	—	(308)	—	(308)
Cash paid for intangible assets	—	—	—	(31)	—	(31)
Acquisitions, net of cash acquired	—	—	—	(14)	—	(14)
Proceeds from sale of businesses and investments	—	—	—	67	—	67
Purchases of investments and other assets	(11)	—	—	(53)	—	(64)
Net cash provided by (used in) investing activities	2,926	—	—	(3,276)	—	(350)
Financing Activities:
Proceeds from third party borrowings	1,670	—	—	1	—	1,671
Repurchases and repayments of third party borrowings	(1,670)	—	—	(22)	—	(1,692)
Dividends paid	(1,950)	—	—	—	—	(1,950)
(Increase) decrease in short-term loans to GE, net	(363)	—	—	—	—	(363)
Other	—	—	—	(60)	—	(60)
Net cash provided by (used in) financing activities	(2,313)	—	—	(81)	—	(2,394)
Increase (decrease) in cash and cash equivalents	(35)	—	—	(87)	—	(122)
Cash and cash equivalents, beginning of period	209	—	—	110	—	319
Cash and cash equivalents, end of period	$174	$—	$—	$23	$—	$197

101	NBCUniversal 2011 Annual Report on Form 10-K

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Conclusions regarding disclosure controls and procedures

Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our disclosure controls and procedures were effective.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets.

•

Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors.

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2011.

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

NBCUniversal 2011 Annual Report on Form 10-K	102

Item 9B: Other Information

None.

103	NBCUniversal 2011 Annual Report on Form 10-K

Part III

Item 10: Directors, Executive Officers and Corporate Governance

Certain information under this Item 10 has been omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Executive Officers of Our Company

The table below sets forth certain information with respect to each of our current executive officers as of December 31, 2011, each of whom has served as such since the closing of the Joint Venture Transaction on January 28, 2011:

Name	Title
Michael J. Angelakis	Principal Financial Officer
Arthur R. Block	Senior Vice President
Stephen B. Burke	Chief Executive Officer and President
David L. Cohen	Executive Vice President
Brian L. Roberts	Principal Executive Officer
Lawrence J. Salva	Senior Vice President

All of our current executive officers are also executive officers of Comcast. For the year ended December 31, 2011, we reimbursed Comcast approximately $20 million for direct services provided by our executive officers.

Governance of Our Company

In connection with the closing of the Joint Venture Transaction, our company converted from a Delaware corporation into a Delaware limited liability company of which NBCUniversal Holdings is the sole member. We are managed by NBCUniversal Holdings, and the board of directors of NBCUniversal Holdings is effectively our governing body. The management and operation of NBCUniversal Holdings and NBCUniversal is subject the governance and control arrangements provided for under the Operating Agreement of NBCUniversal Holdings (the “Operating Agreement”), which are described in more detail below.

Directors of NBCUniversal Holdings

NBCUniversal Holdings’ board consists of five members, three of which are designated by Comcast, and two of which are designated by GE. The current Comcast designees are Michael J. Angelakis, Stephen B. Burke and Brian L. Roberts, and the current GE designees are Jeffrey R. Immelt and Keith S. Sherin. GE’s representation right will be reduced to one director if GE’s ownership interest falls below 20%, and GE will lose its representation right if GE’s ownership interest falls below 10%, with Comcast designees replacing the outgoing GE directors.

Committees of the Board of Directors of NBCUniversal Holdings

NBCUniversal Holdings currently has no board committees. If NBCUniversal Holdings sells its equity securities in an initial public offering, it would be required to have an audit committee, although under the Operating Agreement the audit committee would have delegated to it only those duties it is required to have. To the extent the board of NBCUniversal Holdings forms any committees in the future, the Operating Agreement requires each such committee to have a majority of Comcast designees and at least one GE designee. In addition, following an initial public offering, the audit committee will be comprised solely of “independent” directors as defined under the applicable rules of any national securities exchange.

Governance Provisions of the Board of Directors of NBCUniversal Holdings

Comcast has the right to designate a majority of the members of NBCUniversal Holdings’ board of directors, and its board generally can take action by the vote of a majority of the directors in attendance at a meeting where a quorum exists. As a result, Comcast generally is able to control decisions of NBCUniversal Holdings’

NBCUniversal 2011 Annual Report on Form 10-K	104

board, subject to certain limitations as described in more detail below under “Governance and Control Arrangements under the Operating Agreement.”

The presence in person or by proxy of a number of directors equal to a majority of the board generally constitutes a quorum, but at least a majority of the directors present must be designated by Comcast and, for so long as GE’s ownership interest is at least 10%, at least one director present must be a GE designee. If a meeting is adjourned due to a lack of a quorum as a result of the failure of at least one GE designee to be present, then a GE designee’s presence is not necessary for a quorum to exist if the reconvened meeting is held at least 24 hours thereafter.

NBCUniversal Holdings’ directors generally owe fiduciary duties to NBCUniversal Holdings and its owners as may exist from time to time under the laws of Delaware. However, in some cases the Operating Agreement provides a different standard or process and, in these cases, fiduciary duties under Delaware law will not apply. Different standards or processes will apply, for example, when directors make decisions about whether to refrain from engaging in business activities that are the same as or similar to our businesses (where directors generally will not be under any duty to NBCUniversal Holdings to refrain from such activities, except as specifically agreed under non-compete restrictions and similar provisions), and decisions about transactions between NBCUniversal Holdings or us, on the one hand, and Comcast or its affiliates, on the other hand (where a general arm’s-length standard and dispute resolution process will apply).

Governance and Control Arrangements under the Operating Agreement

GE, Comcast and their respective subsidiaries through which they own their membership interests in NBCUniversal Holdings entered into the Operating Agreement with respect to NBCUniversal Holdings in connection with the closing of the Joint Venture Transaction. The Operating Agreement sets forth the governance and operation of both NBCUniversal Holdings and NBCUniversal. It includes provisions relating to the redemption, purchase and transfer of ownership interests in NBCUniversal Holdings and certain non-compete restrictions on the part of Comcast and GE with respect to our principal businesses. The material terms of the Operating Agreement are described below.

Approval Rights

As described above under “Governance Provisions of the Board of Directors of NBCUniversal Holdings,” NBCUniversal Holdings is managed by a board of directors consisting of three Comcast designees and two GE designees. GE’s representation right will be reduced to one director if GE’s ownership interest in NBCUniversal Holdings falls below 20%, and GE will lose its representation right if GE’s ownership interest in NBCUniversal Holdings falls below 10%, with Comcast designees replacing the outgoing GE directors.

For so long as a qualifying IPO has not occurred and GE continues to own at least 10% of NBCUniversal Holdings, certain matters must be approved by at least three members of the board, which include: (i) certain incurrences or repayments of debt; (ii) removal of the Chief Executive Officer or employees reporting directly to the Chief Executive Officer; (iii) certain acquisitions and dispositions; (iv) entering into certain non-ordinary course agreements; (v) subject to certain limitations, approval of new strategic plans or material amendments to or departures from existing strategic plans; and (vi) adoption of the annual budget of NBCUniversal Holdings and its subsidiaries.

Furthermore, for so long as GE continues to own at least 20% of NBCUniversal Holdings, GE will have veto rights with respect to certain matters, which include: (i) certain acquisitions; (ii) material expansions of NBCUniversal Holdings’ scope of business or purpose; (iii) certain issuances or repurchases of equity; (iv) certain distributions to equity holders; (v) certain debt incurrences; (vi) certain loans to or guarantees for other persons made outside of the ordinary course of business; (vii) a liquidation or voluntary bankruptcy of NBCUniversal Holdings or any of its principal subsidiaries; (viii) certain changes to NBCUniversal Holdings’

105	NBCUniversal 2011 Annual Report on Form 10-K

long-term incentive plan or increases in the value of certain awards granted thereunder; and (ix) our consent with respect to Comcast’s use or sublicensing of certain of our trademarks.

In addition, in the event of a vacancy in the position of Chief Executive Officer of NBCUniversal Holdings or our company before July 28, 2014, GE will have the right to veto up to two candidates proposed by Comcast. For so long as GE continues to own at least 10% of NBCUniversal Holdings, the Chief Executive Officer of NBCUniversal Holdings and our company will be the same person.

Special Provisions for Future Related Party Transactions

For so long as GE has any interests in NBCUniversal Holdings, all related party transactions between Comcast and its affiliates and our company or NBCUniversal Holdings must be on arm’s-length terms. During this time, NBCUniversal Holdings must notify GE of proposed related party transactions involving annual payments or obligations over $7.5 million. In addition, for so long as GE owns at least a 10% interest in NBCUniversal Holdings, GE has the right to veto any non-ordinary course related party transaction and, with respect to any ordinary-course related party transaction, to dispute whether such transaction is on arm’s-length terms and require such dispute to be arbitrated, if necessary.

Restrictions on Transfers

The Operating Agreement generally prohibits (i) Comcast from transferring its ownership interest in NBCUniversal Holdings until January 28, 2015; and (ii) GE from transferring its ownership interest until July 28, 2014, at which respective point either party may sell its ownership interest in NBCUniversal Holdings publicly or privately, subject, in the case of sales by GE, to a right of first offer in favor of Comcast, which would permit Comcast to purchase all, but not less than all, of the interests proposed to be transferred. If Comcast sells its entire ownership interest in NBCUniversal Holdings, it can require GE, or GE may elect, to sell its entire interest on the same terms, subject to certain minimum purchase price requirements as set forth in the Operating Agreement. The Operating Agreement also allows Comcast to effect a spin-off of its interest in NBCUniversal Holdings in specified circumstances.

Registration Rights

Comcast and GE have certain demand and piggyback registration rights generally exercisable, in the case of Comcast, after January 28, 2015 and, in the case of GE, after July 28, 2014. The parties’ registration rights will be subject to various restrictions on timing, frequency (including “blackout” periods in various circumstances) and, in the case of GE, amount.

Preemptive Rights

Comcast and GE have the right to purchase their pro rata portions of securities that NBCUniversal Holdings proposes to issue. If one of the parties fails to exercise its purchase right, or exercises its right for less than its full pro rata portion, the other party has the right to purchase those securities. This purchase right does not apply to issuances of securities in certain cases, including issuances to employees under benefit arrangements and certain issuances in connection with debt financing or acquisition activities.

Item 11: Executive Compensation

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

NBCUniversal 2011 Annual Report on Form 10-K	106

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14: Principal Accountant Fees and Services

KPMG LLP performed the audit of our annual consolidated financial statements as of and for the year ended December 31, 2010 and had been our independent auditor until the closing of the Joint Venture Transaction on January 28, 2011. Following the closing of the Joint Venture Transaction, the Audit Committee of Comcast’s Board of Directors appointed Deloitte & Touche LLP as our independent registered public accounting firm for the year ended December 31, 2011. Set forth below are the fees paid or accrued for the services of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates in 2011.

(in millions)	2011
Audit fees	$9.1
Audit-related fees	0.7
Tax fees	0.4
All other fees	0.5
$10.7

Audit fees consisted of fees paid or accrued for services rendered to us and our subsidiaries for the audits of our annual financial statements, reviews of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit-related fees consisted primarily of fees paid or accrued for audits associated with the Joint Venture Transaction.

Tax fees consisted of fees paid or accrued for domestic and foreign tax compliance services, including tax examination assistance.

Other fees consisted of fees paid or accrued for consulting services regarding brand development, cost management and content security.

Preapproval Policy of Audit Committee of Services Performed by Independent Auditors

As a consolidated subsidiary of Comcast, we are subject to Comcast’s Audit Committee’s policies regarding the preapproval of services provided by the independent auditors. This policy requires that the Audit Committee preapprove all audit and non-audit services performed by the independent auditors to assure that the services do not impair the auditors’ independence. Unless a type of service has received general preapproval, it requires separate preapproval by the Audit Committee. Even if a service has received general preapproval, if the fee associated with the service exceeds $250,000 in a single engagement or series of related engagements or relates to tax planning, it requires separate preapproval. The Audit Committee has delegated its preapproval authority to its Chair.

107	NBCUniversal 2011 Annual Report on Form 10-K

Part IV

Item 15: Exhibits and Financial Statement Schedules

(a) Our consolidated financial statements are filed as a part of this report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and a list of the consolidated financial statements are found on page 43 of this report. Schedule II – Valuation and Qualifying Accounts is found on page 113 of this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(b)	Exhibits required to be filed by Item 601 of Regulation S-K:

3.1	Certificate of Formation of NBCUniversal Media, LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of NBCUniversal Media, LLC filed on May 13, 2011).
3.2

Certificate of Amendment to Certificate of Formation of NBCUniversal Media, LLC (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of NBCUniversal Media, LLC filed on May 13, 2011).

3.3

Limited Liability Company Agreement of NBCUniversal Media, LLC (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registration Statement on Form S-4 of NBCUniversal Media, LLC filed on July 12, 2011).

4

Indenture, dated as of April 30, 2010 between NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC) and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of NBCUniversal Media, LLC filed on May 13, 2011).

10.1

Master Agreement, dated as of December 3, 2009, among General Electric Company, NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC), Comcast Corporation and Navy, LLC (n/k/a NBCUniversal, LLC) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Comcast Corporation filed on December 4, 2009).

10.2

Amendment No. 1, dated as of January 28, 2011, to Master Agreement among General Electric Company, NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC), Comcast Corporation and Navy, LLC (n/k/a NBCUniversal, LLC) (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K of Comcast Corporation for the year ended December 31, 2010).

10.3

Amended and Restated Limited Liability Company Agreement of Navy, LLC (n/k/a NBCUniversal, LLC), dated as of January 28, 2011 (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of Comcast Corporation for the year ended December 31, 2010).

10.4†

Transition Services Agreement, dated as of January 28, 2011, between General Electric Company and Navy, LLC (n/k/a NBCUniversal, LLC) (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form S-4 of NBCUniversal Media, LLC filed on July 12, 2011).

10.5†

Comcast Services Agreement, dated as of January 28, 2011, between Comcast Corporation and Navy, LLC (n/k/a NBCUniversal, LLC) (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form S-4 of NBCUniversal Media, LLC filed on July 12, 2011).

10.6†

GE Intellectual Property Cross License Agreement, dated as of January 28, 2011, between General Electric Company and Navy, LLC (n/k/a NBCUniversal, LLC) (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-4 of NBCUniversal Media, LLC filed on July 12, 2011).

10.7†

Comcast Intellectual Property Cross License Agreement, dated as of January 28, 2011, between Comcast Corporation and Navy, LLC (n/k/a NBCUniversal, LLC) (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registration Statement on Form S-4 of NBCUniversal Media, LLC filed on July 12, 2011).

NBCUniversal 2011 Annual Report on Form 10-K	108

10.8

Three-Year Credit Agreement, among NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC), the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Lender, Goldman Sachs Credit Partners L.P. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents, and Bank of America, N.A. and Citigroup Global Markets Inc., as Co-Documentation Agents, dated as of March 19, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Electric Company filed on March 25, 2010).

10.9

First Amendment to the Three-Year Credit Agreement, dated June 28, 2011, among NBCUniversal Media, LLC, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Lender, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.10a to Amendment No. 2 to the Registration Statement on Form S-4 of NBCUniversal Media, LLC filed on July 12, 2011).

10.10†

NBCUniversal Division Receivables Purchase Agreement, among each seller from time to time party thereto, NBCUniversal Media, LLC, as Seller Agent, and General Electric Capital Corporation, as the Purchaser, dated February 1, 2011 (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registration Statement on Form S-4 of NBCUniversal Media, LLC filed on July 12, 2011).

10.11

Performance Undertaking by NBCUniversal Media, LLC, as Guarantor, in favor of General Electric Capital Corporation, dated February 1, 2011 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 of NBCUniversal Media, LLC filed on May 13, 2011).

10.12

Receivables Acquisition Agreement among NBCUniversal Media, LLC; NBCUniversal Receivables Funding LLC; Gotham Funding Corporation, Victory Receivables Corporation, Market Street Funding LLC and Working Capital Management Co., L.P., as Conduits; PNC Bank, National Association, and Mizuho Corporate Bank, Ltd., as Investor Agents and Banks; and The Bank Of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Investor Agent, Program Agent and Bank, dated as of December 5, 2011.

10.13†

Second Amended and Restated NBC Lease Agreement (30 Rockefeller Plaza) dated January 27, 2011 between NBC Trust No. 1996A and NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC) (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-4 of NBCUniversal Media, LLC filed on July 12, 2011).

10.14†

Consultant Agreement, dated as of January 20, 1987, between Steven Spielberg and Universal City Florida Partners (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010).

10.15

Amendment dated February 5, 2001 to the Consultant Agreement dated as of January 20, 1987, between the Consultant and Universal City Florida Partners (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010).

10.16†

Amendment to the Consultant Agreement, dated as of October 18, 2009, between Steven Spielberg, Diamond Lane Productions, Inc. and Universal City Development Partners, Ltd. (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010).

10.17

Promissory Note due July 1, 2012 issued to Comcast Funding I, Inc. (incorporated by reference to Exhibit 10.52 to Amendment No. 2 to the Registration Statement on Form S-4 of NBCUniversal Media, LLC filed on July 12, 2011).

10.18†

Letter Agreement dated July 15, 2003, among Diamond Lane Productions, Vivendi Universal Entertainment LLLP and Universal City Development Partners, Ltd. (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

109	NBCUniversal 2011 Annual Report on Form 10-K

10.19*	NBCUniversal Media, LLC 2011 Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of NBCUniversal Media, LLC filed on November 3, 2011).
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG LLP.
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from NBCUniversal Media, LLC’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 22, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statement of Comprehensive Income; (iv) the Consolidated Statement of Cash Flows; (v) the Consolidated Statement of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements.

†	Confidential treatment granted.

*	Constitutes a management contract or compensatory plan or arrangement.

NBCUniversal 2011 Annual Report on Form 10-K	110

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 22, 2012.

NBCUNIVERSAL MEDIA, LLC

By: NBCUNIVERSAL, LLC, its sole member

By:	/s/ STEPHEN B. BURKE
Name: Stephen B. Burke Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S / BRIAN L. ROBERTS Brian L. Roberts	Principal Executive Officer of NBCUniversal Media, LLC; Director of NBCUniversal, LLC	February 22, 2012

/S/ MICHAEL J. ANGELAKIS Michael J. Angelakis	Principal Financial Officer of NBCUniversal Media, LLC; Director of NBCUniversal, LLC	February 22, 2012

/S/ STEPHEN B. BURKE Stephen B. Burke	Director of NBCUniversal, LLC	February 22, 2012

/S/ JEFFREY R. IMMELT Jeffrey R. Immelt	Director of NBCUniversal, LLC	February 22, 2012

/S/ KEITH S. SHERIN Keith S. Sherin	Director of NBCUniversal, LLC	February 22, 2012

/S/ LAWRENCE J. SALVA Lawrence J. Salva	Principal Accounting Officer of NBCUniversal Media, LLC	February 22, 2012

111	NBCUniversal 2011 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Member of NBCUniversal Media, LLC

New York, New York

We have audited the consolidated balance sheet of NBCUniversal Media, LLC and subsidiaries (the “Company”), as of December 31, 2011 (successor), the related consolidated statements of income, comprehensive income, cash flows and changes in equity for the period from January 29, 2011 to December 31, 2011 (successor), and the consolidated statements of income, comprehensive income, cash flows and changes in equity of NBC Universal, Inc. and subsidiaries for the period from January 1, 2011 to January 28, 2011 (predecessor), and have issued our report thereon dated February 22, 2012 (which report expresses an unqualified opinion and includes an explanatory paragraph referring to General Electric Company’s transaction with Comcast Corporation on January 28, 2011); such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15 for the period ended December 31, 2011 (successor) and the period ended January 28, 2011 (predecessor). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York

February 22, 2012

NBCUniversal 2011 Annual Report on Form 10-K	112

NBCUniversal Media, LLC

Schedule II – Valuation and Qualifying Accounts

(in millions)	Balance at beginning of period	Additions charged to costs and expenses	Deductions from reserves	Balance at end of period
Successor
Period ended December 31, 2011
Allowance for doubtful accounts	$7	$38	$8	$37
Sales returns and allowances	$—	$536	$111	$425

Predecessor
Period ended January 28, 2011
Allowance for doubtful accounts	$85	$1	$3	$83
Sales returns and allowances	$485	$10	$4	$491
Year ended December 31, 2010
Allowance for doubtful accounts	$145	$12	$72	$85
Sales returns and allowances	$491	$931	$937	$485
Year ended December 31, 2009
Allowance for doubtful accounts	$117	$59	$31	$145
Sales returns and allowances	$504	$929	$942	$491

113	NBCUniversal 2011 Annual Report on Form 10-K