Form 10-Q
period 2012-03-31
NBCUniversal Media, LLC
filed 2012-05-02
CIK 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011 (Unaudited)	1
	Condensed Consolidated Statement of Income for the Three Months Ended March 31, 2012 and the Periods Ended March 31, 2011 and January 28, 2011 (Unaudited)	2
	Condensed Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2012 and the Periods Ended March 31, 2011 and January 28, 2011 (Unaudited)	3
	Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2012 and the Periods Ended March 31, 2011 and January 28, 2011 (Unaudited)	4
	Condensed Consolidated Statement of Changes in Equity for the Three Months Ended March 31, 2012 and the Periods Ended March 31, 2011 and January 28, 2011 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 4.	Controls and Procedures	32
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 6.	Exhibits	32
SIGNATURES		33

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2012. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to NBCUniversal Media, LLC and its consolidated subsidiaries as “NBCUniversal,” “we,” “us” and “our”; NBCUniversal, LLC as “NBCUniversal Holdings”; Comcast Corporation as “Comcast” and General Electric Company as “GE.”

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

Our businesses may be affected by, among other things, the following:

•	our businesses currently face a wide range of competition, and our businesses and results of operations could be adversely affected if we do not compete effectively

•	changes in consumer behavior driven by new technologies may adversely affect our competitive position, businesses and results of operations

•	we are subject to regulation by federal, state, local and foreign authorities, which may impose additional costs and restrictions on our businesses

•	weak economic conditions may have a negative impact on our results of operations and financial condition

•	a decline in advertising expenditures or changes in advertising markets could negatively impact our results of operations

•

our success depends on consumer acceptance of our content, which is difficult to predict, and our results of operations may be adversely affected if our content fails to achieve sufficient consumer acceptance or our costs to acquire content increase

•	the loss of our programming distribution agreements, or the renewal of these agreements on less favorable terms, could adversely affect our businesses and results of operations

•	our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others

•	our businesses depend on keeping pace with technological developments

•	sales of DVDs have been declining

•

we rely on network and information systems and other technologies, as well as key properties, and a disruption, cyber attack, failure or destruction of such networks, systems, technologies or properties may disrupt our businesses

•	we may be unable to obtain necessary hardware, software and operational support

•	labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses

•	the loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses

•	we face risks relating to doing business internationally that could adversely affect our businesses

•	we are controlled by Comcast, and GE has certain approval rights

•	NBCUniversal Holdings may be required to purchase all or part of GE’s interests in NBCUniversal Holdings and may cause us to make distributions or loans to it to fund these purchases

•	Comcast and GE may compete with us in certain cases and have the ability on their own to pursue opportunities that might be attractive to us

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

	Successor
(in millions)	March 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$1,174	$808
Receivables, net	3,812	3,557
Programming rights	948	987
Other current assets	399	329
Total current assets	6,333	5,681
Film and television costs	5,059	5,227
Investments	3,453	3,430
Noncurrent receivables, net	1,039	1,008
Property and equipment, net of accumulated depreciation of $750 and $637	4,955	4,964
Goodwill	14,587	14,657
Intangible assets, net of accumulated amortization of $2,647 and $2,462	15,557	15,695
Other noncurrent assets	133	122
Total assets	$51,116	$50,784

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$2,230	$2,119
Accrued participations and residuals	1,394	1,255
Program obligations	533	508
Deferred revenue	842	728
Accrued expenses and other current liabilities	1,417	1,447
Current portion of long-term debt	153	554
Total current liabilities	6,569	6,611
Long-term debt, less current portion	9,609	9,614
Accrued participations, residuals and program obligations	910	873
Deferred revenue	408	381
Deferred income taxes	120	110
Other noncurrent liabilities	2,938	2,930
Commitments and contingencies
Redeemable noncontrolling interests	135	184
Equity:
Member’s capital	30,190	29,798
Accumulated other comprehensive income (loss)	(77)	(78)
Total NBCUniversal member’s equity	30,113	29,720
Noncontrolling interests	314	361
Total equity	30,427	30,081
Total liabilities and equity	$51,116	$50,784

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

	Successor		Predecessor
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011	For the Period January 1, 2011 to January 28, 2011
Revenue	$5,472	$2,911	$1,206
Costs and Expenses:
Operating costs and expenses	4,659	2,519	1,171
Depreciation	130	47	19
Amortization	182	140	8
	4,971	2,706	1,198
Operating income	501	205	8
Other Income (Expense):
Equity in net income of investees, net	73	36	25
Interest expense	(115)	(67)	(37)
Interest income	6	3	4
Other income (expense), net	(8)	(16)	(29)
	(44)	(44)	(37)
Income (loss) before income taxes	457	161	(29)
Income tax (expense) benefit	(40)	(23)	4
Net income (loss)	417	138	(25)
Net (income) loss attributable to noncontrolling interests	(32)	(44)	2
Net income (loss) attributable to NBCUniversal	$385	$94	$(23)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Successor		Predecessor
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011	For the Period January 1, 2011 to January 28, 2011
Net income (loss)	$417	$138	$(25)
Employee benefit obligations, net	(3)	—	4
Currency translation adjustments, net	3	3	1
Other, net	1	—	(2)
Comprehensive income (loss)	418	141	(22)
Net (income) loss attributable to noncontrolling interests	(32)	(44)	2
Comprehensive income (loss) attributable to NBCUniversal	$386	$97	$(20)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Successor		Predecessor
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011	For the Period January 1, 2011 to January 28, 2011
Net cash provided by (used in) operating activities	$1,037	$523	$(629)
Investing Activities
Capital expenditures	(111)	(45)	(16)
Cash paid for intangible assets	(18)	(4)	—
Proceeds from sale of businesses and investments	—	—	331
Purchases of investments	(44)	—	—
Other	1	—	—
Net cash provided by (used in) investing activities	(172)	(49)	315
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(400)	—	—
Repurchases and repayments of debt	(1)	—	—
(Increase) decrease in short-term loans to GE, net	—	—	8,072
Dividends paid	—	—	(8,041)
Repurchase of preferred stock interest	—	—	(332)
Contributions from noncontrolling interests	1	1	1
Distributions to noncontrolling interests	(58)	(38)	—
Purchases of noncontrolling interests	(41)	—	—
Net cash provided by (used in) financing activities	(499)	(37)	(300)
Increase (decrease) in cash and cash equivalents	366	437	(614)
Cash and cash equivalents, beginning of period	808	508	1,084
Cash and cash equivalents, end of period	$1,174	$945	$470

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

Predecessor (in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, January 1, 2011	$—	$23,592	$320	$(13)	$(82)	$23,817
Compensation plans		48				48
Dividends declared		(7,846)	(297)			(8,143)
Other		(331)			2	(329)
Other comprehensive income (loss)				3		3
Net income (loss)			(23)		(2)	(25)
Balance, January 28, 2011	$—	$15,463	$—	$(10)	$(82)	$15,371

Successor (in millions)	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Member’s equity, remeasured at January 28, 2011	$24,089	$—	$262	$24,351
Contribution of Comcast Content Business	4,344	—	57	4,401
Total member’s equity at January 28, 2011	28,433	—	319	28,752
Compensation plans	8			8
Dividends declared	(71)			(71)
Contributions from (distributions to) noncontrolling interests, net			(37)	(37)
Other	(181)			(181)
Other comprehensive income (loss)		3		3
Net income (loss)	94		38	132
Balance, March 31, 2011	$28,283	$3	$320	$28,606

Balance, January 1, 2012	$29,798	$(78)	$361	$30,081
Compensation plans	3			3
Contributions from (distributions to) noncontrolling interests, net			(47)	(47)
Other	4		(24)	(20)
Other comprehensive income (loss)		1		1
Net income (loss)	385		24	409
Balance, March 31, 2012	$30,190	$(77)	$314	$30,427

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Condensed Consolidated Financial Statements

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

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2011 Annual Report on Form 10-K.

On January 28, 2011, Comcast closed its transaction with GE (the “Joint Venture transaction”) in which it acquired control of the businesses of NBC Universal, Inc. (our “Predecessor”) and on July 1, 2011, we closed the Universal Orlando transaction in which we acquired the remaining 50% equity interest in Universal City Development Partners, Ltd. (“Universal Orlando”) that we did not already own. The results of operations of the businesses contributed by Comcast to NBCUniversal (the “Comcast Content Business”) and the results of operations of Universal Orlando have been consolidated with our results following their respective transaction dates. For a more complete discussion of the Joint Venture and Universal Orlando transactions, refer to our consolidated financial statements included in our 2011 Annual Report on Form 10-K.

As a result of the change in control of our company on January 28, 2011, Comcast has applied the acquisition method of accounting with respect to the assets and liabilities of the NBCUniversal businesses it acquired (the “NBCUniversal contributed businesses”), which have been remeasured to fair value as of the date of the Joint Venture Transaction. Our condensed consolidated financial statements for periods following the close of the Joint Venture transaction are labeled “Successor” and reflect both Comcast’s basis of accounting in the new fair values of the assets and liabilities of the NBCUniversal contributed businesses and the consolidation of the Comcast Content Business at historical cost. All periods prior to the closing of the Joint Venture transaction reflect the historical accounting basis in our assets and liabilities and are labeled “Predecessor.” Our condensed consolidated financial statements and footnotes include a black line division, which appears between the columns titled Predecessor and Successor, which signifies that the amounts shown for the periods prior to and following the Joint Venture transaction are not comparable.

Reclassifications have been made to the condensed consolidated financial statements for the prior year to conform to classifications used in the current period.

Note 2: Related Party Transactions

In the ordinary course of our business, we enter into transactions with Comcast and GE. We generate revenue from Comcast primarily from the distribution of our cable network programming and, to a lesser extent, the sale of advertising and our owned programming, and we incur expenses primarily related to various support services provided by Comcast to us. We generate revenue from transactions with GE and its affiliates primarily from the sale of advertising and incur expenses primarily related to rental charges and our monetization program held with GE and its affiliates. In addition, we also provide management services to, and receive license fees from, certain of our equity method investees.

The following tables present the related party transactions included in our condensed consolidated financial statements.

Condensed Consolidated Balance Sheet

	Successor
(in millions)	March 31, 2012	December 31, 2011
Transactions with Comcast and Affiliates
Receivables, net	$209	$201
Accounts payable and accrued expenses related to trade creditors	$33	$35
Accrued expenses and other current liabilities	$28	$10
Transactions with GE and Affiliates
Receivables, net	$16	$19
Accounts payable and accrued expenses related to trade creditors	$33	$70
Accrued expenses and other current liabilities	$1	$11
Transactions with Other Related Parties
Receivables, net	$63	$54
Accrued expenses and other current liabilities	$5	$4

Condensed Consolidated Statement of Income

	Successor		Predecessor
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011	For the Period January 1, 2011 to January 28, 2011
Transactions with Comcast and Affiliates
Revenue	$346	$195	N/A
Operating costs and expenses	$(70)	$(19)	N/A
Transactions with GE and Affiliates
Revenue	$51	$15	$4
Operating costs and expenses	$(22)	$(13)	$(50)
Other income (expense)	$(1)	$(8)	$(1)
Transactions with Other Related Parties
Revenue	$43	$30	$22

Note 3: Film and Television Costs

	Successor
(in millions)	March 31, 2012	December 31, 2011
Film Costs:
Released, less amortization	$1,440	$1,428
Completed, not released	328	148
In-production and in-development	1,079	1,374
	2,847	2,950
Television Costs:
Released, less amortization	1,019	1,002
In-production and in-development	143	201
	1,162	1,203
Programming rights, less amortization	1,998	2,061
	6,007	6,214
Less: Current portion of programming rights	948	987
Film and television costs	$5,059	$5,227

Note 4: Investments

	Successor
(in millions)	March 31, 2012	December 31, 2011
Available-for-sale securities	$21	$21
Equity Method:
A&E Television Networks	2,019	2,021
The Weather Channel	464	463
MSNBC.com	175	174
Other	603	583
	3,261	3,241
Cost method	171	168
Total investments	$3,453	$3,430

On March 26, 2012, we exercised an option that requires A&E Television Networks LLC (“A&E Television Networks”) to redeem a substantial portion of our equity interest in A&E Television Networks. We expect the transaction to close during the second half of 2012, upon agreement by all parties as to the value of our equity interest. Under the terms of our existing shareholder agreement, we are required to provide a last dollar guarantee of indebtedness that A&E Television Networks may incur to finance the purchase of our equity interest.

Note 5: Goodwill

Successor (in millions)	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Total
Balance, December 31, 2011	$12,744	$772	$1	$1,140	$14,657
Adjustments	—	(9)	—	(61)	(70)
Balance, March 31, 2012	$12,744	$763	$1	$1,079	$14,587

There have been no significant changes during the three months ended March 31, 2012 to our preliminary allocation of purchase price for the Universal Orlando transaction from what was disclosed in our 2011 Annual Report on Form 10-K. The estimated fair values are not yet final and are subject to change. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis, but no later than June 30, 2012.

Note 6: Long-Term Debt

As of March 31, 2012, our debt had an estimated fair value of $10.6 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

Commercial Paper Program

During the three months ended March 31, 2012, our net repayments of commercial paper were $400 million.

Note 7: Derivative Financial Instruments

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in foreign exchange rates and interest rates.

We manage our exposure to fluctuations in foreign exchange rates by using foreign exchange contracts such as forward contracts and currency options and manage our exposure to fluctuations in interest rates primarily by using interest rate exchange agreements (“swaps”).

We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

During the three months ended March 31, 2012, there were no significant changes in the composition of any of our derivative financial instruments or their classification in our condensed consolidated balance sheet. In addition, the impact of our derivative financial instruments to our condensed consolidated financial statements was not material for the three months ended March 31, 2012 and 2011.

See Note 8 for additional information on the fair value of our derivative financial instruments as of March 31, 2012 and December 31, 2011.

Note 8: Fair Value Measurements

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

Recurring Fair Value Measures

	Fair Value as of
	March 31, 2012				December 31, 2011
Successor (in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Interest rate swap agreements	$—	$31	$—	$31	$30
Available-for-sale securities	—	—	21	21	21
Foreign exchange contracts	—	13	—	13	10
	$—	$44	$21	$65	$61

Liabilities
Contractual obligations	$—	$—	$984	$984	$1,004
Foreign exchange contracts	—	13	—	13	8
	$—	$13	$984	$997	$1,012

The determination of the fair values of the contractual obligations in the table above is primarily based on certain expected future discounted cash flows, which involves the use of significant unobservable inputs. The most significant unobservable input we use is our estimate of the future revenue we expect to generate from certain of our entities. The discount rates used in the measurements of fair value ranged between 11% and 13% and are based on the underlying risk associated with our estimate of future revenue, as well as the terms of the respective contracts. Fair value adjustments to these liabilities are recorded in other income (expense), net in our condensed consolidated statement of income.

Changes in Contractual Obligations

Successor (in millions)
Balance, December 31, 2011	$1,004
Acquisition accounting adjustments	(20)
Fair value adjustments	19
Payments	(19)
Balance, March 31, 2012	$984

Note 9: Noncontrolling Interests

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

The table below presents the changes in equity resulting from net income (loss) attributable to NBCUniversal and transfers to or from noncontrolling interests.

	Successor		Predecessor
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011	For the Period January 1, 2011 to January 28, 2011
Net income (loss) attributable to NBCUniversal	$385	$94	$(23)
Transfers from (to) noncontrolling interests:
Increase in NBCUniversal member’s capital resulting from the purchases of noncontrolling equity interest	4	—	—
Changes in member’s equity from net income (loss) attributable to NBCUniversal and transfers from (to) noncontrolling interests	$389	$94	$(23)

Redeemable Noncontrolling Interests

	Successor
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011
Beginning balance	$184	$136
Distributions	(10)	—
Purchases	(47)	—
Net income attributable to noncontrolling interest	8	6
Ending Balance	$135	$142

We did not hold any redeemable noncontrolling interests during the period January 1, 2011 through January 28, 2011.

Note 10: Pension Plans and Postretirement Benefits

The table below presents the components of net periodic benefit expense related to our pension plans and postretirement benefit plans that we established following the close of the Joint Venture transaction.

	Successor
	Three Months Ended March 31, 2012		For the Period January 29, 2011 to March 31, 2011
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service cost	$32	$2	$18	$1
Interest cost	4	2	2	2
Other	(1)	—	—	—
Total benefits expense	$35	$4	$20	$3

In April 2012, we provided initial funding to our qualified defined benefit plan of $76 million. The expected return on the plan assets of this plan is 5%.

Note 11: Share-Based Compensation

Certain of our employees and executive officers receive awards of stock options and restricted share units (“RSUs”) under Comcast equity plans and participate in employee stock purchase plans. The expense associated with participation in these plans, including the expense associated with awards to former Comcast employees who had non-vested equity awards as of the closing date, is settled in cash with Comcast. In addition, while the majority of GE granted stock options and RSUs vested in conjunction with the Joint Venture transaction, some of our employees continue to vest in GE equity plans.

Recognized Share-Based Compensation Expense – Comcast and GE Equity Awards

	Successor		Predecessor
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011	For the Period January 1, 2011 to January 28, 2011
Comcast equity awards
Stock options	$4	$1	$—
Restricted share units	6	3	—
Employee stock purchase plan	1	—	—
GE equity awards
Stock options	$1	$1	$32
Restricted share units	2	7	(1)
Total	$14	$12	$31

Note 12: Supplemental Financial Information

Receivables

	Successor
(in millions)	March 31, 2012	December 31, 2011
Receivables, gross	$4,180	$4,019
Less: Allowance for returns and customer incentives	333	425
Less: Allowance for doubtful accounts	35	37
Receivables, net	$3,812	$3,557

Accumulated Other Comprehensive Income (Loss)

	Successor
(in millions)	March 31, 2012	March 31, 2011
Unrealized gains (losses) on derivative financial instruments	$1	$—
Unrecognized gains (losses) on employee benefit obligations	(67)	—
Cumulative translation adjustments	(11)	3
Accumulated other comprehensive income (loss), net of deferred taxes	$(77)	$3

Operating Costs and Expenses

	Successor		Predecessor
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011	For the Period January 1, 2011 to January 28, 2011
Programming and production	$2,950	$1,426	$711
Advertising, marketing and promotion	599	391	153
Other	1,110	702	307
Operating costs and expenses (excluding depreciation and amortization)	$4,659	$2,519	$1,171

Net Cash Provided by Operating Activities

	Successor		Predecessor
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011	For the Period January 1, 2011 to January 28, 2011
Net income (loss)	$417	$138	$(25)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	312	187	27
Amortization of film and television costs	2,146	1,163	549
Noncash compensation expense	3	8	48
Equity in net income of investees, net	(73)	(36)	(25)
Cash received from investees	72	91	—
Net (gain) loss on investment activity and other	(22)	3	27
Deferred income taxes	9	13	(473)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in receivables, net	(293)	596	(675)
Change in film and television costs	(1,941)	(1,404)	(590)
Change in accounts payable and accrued expenses related to trade creditors	88	37	399
Change in accrued participations and residuals, program obligations and deferred revenue	356	(141)	127
Change in other operating assets and liabilities	(37)	(132)	(18)
Net cash provided by (used in) operating activities	$1,037	$523	$(629)

Cash Payments for Interest and Income Taxes

	Successor		Predecessor
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011	For the Period January 1, 2011 to January 28, 2011
Interest	$5	$1	$1
Income taxes	$34	$28	$493

Other Cash Flow Information

As of January 28, 2011 (in millions)
Cash and cash equivalents at end of Predecessor period	$470
Comcast Content Business contributed cash balances	38
Cash and cash equivalents at beginning of Successor period	$508

Unaudited Actual and Pro Forma Information

The following unaudited pro forma information has been presented as if both the Joint Venture transaction and the Universal Orlando transaction occurred on January 1, 2010. This information is based on historical results of operations, adjusted for the allocation of purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since January 1, 2010. No pro forma adjustments have been made for our incremental transaction-related expenses.

	Three Months Ended March 31
	Actual	Pro Forma
(in millions)	2012	2011
Revenue	$5,472	$4,639
Net income (loss)	$417	$124
Net income (loss) attributable to NBCUniversal	$385	$72

Note 13: Receivables Monetization

We monetize certain of our accounts receivable under programs with a syndicate of banks. We transfer, at fair value, a significant portion of our accounts receivable that are to be monetized to NBCU Receivables Funding LLC (“Funding LLC”), a wholly owned subsidiary of ours. The operating activities of Funding LLC are restricted to the transfer and sale of the monetized receivables to a third party syndicate of banks. Due to these restrictions, Funding LLC is considered a variable interest entity, which we consolidate because we are the primary beneficiary. The assets and liabilities of this entity primarily represent the receivables and cash receipts that are not yet remitted to the programs as of the balance sheet date.

We account for receivables monetized through these programs as sales in accordance with the appropriate accounting guidance. We receive deferred consideration from the assets sold in the form of a receivable, which is funded by residual cash flows after the senior interests have been fully paid. The deferred consideration is recorded in receivables, net at its initial fair value, which reflects the net cash flows we expect to receive related to these interests. The accounts receivable we sold that underlie the deferred consideration are generally short-term in nature and, therefore, the fair value of the deferred consideration approximated its carrying value as of March 31, 2012.

We are responsible for servicing the receivables and remitting collections to the purchasers under the monetization programs. We perform this service for a fee that is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded in our condensed consolidated balance sheet as of March 31, 2012. The servicing fees are a component of net loss (gain) on sale, which is presented in the table below.

Effect on Income from Receivables Monetization and Cash Flows on Transfers

	Successor		Predecessor
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011	For the Period January 1, 2011 to January 28, 2011
Interest expense	$3	$—	$—
Net (loss) gain on sale(a)	$(1)	$(8)	$1
Net cash proceeds (payments) on transfers(b)	$(90)	$(424)	$(177)

(a)	Net (loss) gain on sale is included in other income (expense), net in our condensed consolidated statement of income.

(b)	Net cash proceeds (payments) on transfers are included within net cash provided by operating activities in our condensed consolidated statement of cash flows.

Receivables Monetized and Deferred Consideration

	Successor
(in millions)	March 31, 2012	December 31, 2011
Monetized receivables sold	$808	$961
Deferred consideration	$278	$268

In addition to the amounts presented above, we had $855 million and $781 million payable to our monetization programs as of March 31, 2012 and December 31, 2011, respectively. These amounts represent cash receipts that have not yet been remitted to the monetization programs as of the balance sheet date and are recorded to accounts payable and accrued expenses related to trade creditors.

Note 14: Financial Data by Business Segment

We present our operations in four reportable business segments:

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

In evaluating the profitability of our operating segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Our financial data by business segment is presented in the tables below.

	Successor		Predecessor
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011	For the Period January 1, 2011 to January 28, 2011
Revenue
Cable Networks(a)	$2,138	$1,400	$389
Broadcast Television	1,851	888	464
Filmed Entertainment	1,192	622	353
Theme Parks(b)	412	275	115
Total segment revenue	5,593	3,185	1,321
Headquarters and Other	12	11	5
Eliminations(d)	(133)	(285)	(120)
Total revenue (e)	$5,472	$2,911	$1,206

	Successor		Predecessor
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011	For the Period January 1, 2011 to January 28, 2011
Operating Income (Loss) Before Depreciation and Amortization
Cable Networks(a)	$805	$599	$143
Broadcast Television	(10)	35	(16)
Filmed Entertainment	6	(143)	1
Theme Parks (b)	157	97	37
Headquarters and Other(c)	(146)	(96)	(99)
Eliminations(d)	1	(100)	(31)
Total operating income (loss) before depreciation and amortization(f)	813	392	35
Depreciation	130	47	19
Amortization	182	140	8
Total operating income	$501	$205	$8

(a)	For the three months ended March 31, 2012 and the period January 29 through March 31, 2011, our Cable Networks segment included the results of operations of the Comcast Content Business.

(b)

For the periods January 1, 2011 through January 28, 2011 and January 29, 2011 through March 31, 2011, our Theme Parks segment included the results of operations for Universal Orlando to reflect our measure of operating performance for our Theme Parks segment.

(c)	Headquarters and Other included operating costs and expenses associated with corporate overhead, employee benefits and corporate initiatives.

(d)

Eliminations for the periods January 1, 2011 through January 28, 2011 and January 29, 2011 through March 31, 2011 included the elimination of the results of operations for Universal Orlando for these periods. These results were not included in our consolidated results of operations because we recorded Universal Orlando as an equity method investment during those periods.

Also included in Eliminations are transactions that our segments enter into with one another, which consist primarily of the licensing of film and television content from our Filmed Entertainment and Broadcast Television segment to our Cable Networks segment.

(e)	No single customer accounted for a significant amount of our revenue in any period.

(f)

We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash amortization expense that results from intangible assets recognized in connection with the Joint Venture transaction and other business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Note 15: Condensed Consolidating Financial Information

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

Universal Orlando’s senior and senior subordinated notes were co-issued by Universal City Development Partners, Ltd. and UCDP Finance (collectively, “Issuers”) and continue also to be fully and unconditionally guaranteed by Universal City Travel Partners and Universal Orlando Online Merchandise Store (collectively, “Guarantor Subsidiaries”).

Our condensed consolidating financial information is presented in the tables below and includes the operating results of the Universal Orlando entities from July 1, 2011, the date we acquired the remaining 50% equity interest in Universal Orlando that we did not already own.

Condensed Consolidating Balance Sheet

March 31, 2012

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Assets
Cash and cash equivalents	$264	$34	$35	$841	$—	$1,174
Receivables, net	21	34	1	3,756	—	3,812
Other current assets	43	111	29	1,226	(62)	1,347
Total current assets	328	179	65	5,823	(62)	6,333
Film and television costs	—	—	—	5,059	—	5,059
Investments	509	10	—	2,934	—	3,453
Noncurrent receivables, net	97	—	—	942	—	1,039
Investments in and amounts due from subsidiaries eliminated upon consolidation	39,753	12	—	—	(39,765)	—
Property and equipment, net	—	1,648	—	3,307	—	4,955
Goodwill	—	—	—	14,587	—	14,587
Intangible assets, net	—	391	—	15,166	—	15,557
Other noncurrent assets	54	32	—	47	—	133
Total assets	$40,741	$2,272	$65	$47,865	$(39,827)	$51,116

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$—	$140	$5	$2,085	$—	$2,230
Accrued participations and residuals	—	—	—	1,394	—	1,394
Accrued expenses and other current liabilities	336	108	53	2,357	(62)	2,792
Current portion of long-term debt	150	1	—	2	—	153
Total current liabilities	486	249	58	5,838	(62)	6,569
Long-term debt, less current portion	9,142	813	—	64	(410)	9,609
Accrued participations, residuals and program obligations	—	—	—	910	—	910
Other noncurrent liabilities	1,000	264	—	2,202	—	3,466
Redeemable noncontrolling interests	—	—	—	135	—	135
Equity:
Total NBCUniversal member’s equity	30,113	946	7	38,402	(39,355)	30,113
Noncontrolling interests	—	—	—	314	—	314
Total equity	30,113	946	7	38,716	(39,355)	30,427
Total liabilities and equity	$40,741	$2,272	$65	$47,865	$(39,827)	$51,116

Condensed Consolidating Balance Sheet

December 31, 2011

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Assets
Cash and cash equivalents	$238	$33	$24	$513	$—	$808
Receivables, net	21	—	—	3,536	—	3,557
Other current assets	20	103	2	1,200	(9)	1,316
Total current assets	279	136	26	5,249	(9)	5,681
Film and television costs	—	—	—	5,227	—	5,227
Investments	505	11	—	2,914	—	3,430
Noncurrent receivables, net	98	—	—	910	—	1,008
Investments in and amounts due from subsidiaries eliminated upon consolidation	39,744	11	—	—	(39,755)	—
Property and equipment, net	—	1,644	—	3,320	—	4,964
Goodwill	—	—	—	14,657	—	14,657
Intangible assets, net	—	392	—	15,303	—	15,695
Other noncurrent assets	41	31	—	50	—	122
Total assets	$40,667	$2,225	$26	$47,630	$(39,764)	$50,784

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$—	$124	$3	$1,992	$—	$2,119
Accrued participations and residuals	—	—	—	1,255	—	1,255
Accrued expenses and other current liabilities	223	82	16	2,371	(9)	2,683
Current portion of long-term debt	550	—	—	4	—	554
Total current liabilities	773	206	19	5,622	(9)	6,611
Long-term debt, less current portion	9,142	888	—	69	(485)	9,614
Accrued participations, residuals and program obligations	—	—	—	873	—	873
Other noncurrent liabilities	1,032	262	—	2,127	—	3,421
Redeemable noncontrolling interests	—	—	—	184	—	184
Equity:
Total NBCUniversal member’s equity	29,720	869	7	38,394	(39,270)	29,720
Noncontrolling interests	—	—	—	361	—	361
Total equity	29,720	869	7	38,755	(39,270)	30,081
Total liabilities and equity	$40,667	$2,225	$26	$47,630	$(39,764)	$50,784

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2012

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Revenue	$6	$296	$29	$5,154	$(13)	$5,472
Costs and Expenses:
Operating costs and expenses	253	175	29	4,215	(13)	4,659
Depreciation	—	30	—	100	—	130
Amortization	—	3	—	179	—	182
	253	208	29	4,494	(13)	4,971
Operating income (loss)	(247)	88	—	660	—	501
Other Income (Expense):
Equity in net income of investees, net	733	—	—	73	(733)	73
Interest expense	(103)	(17)	—	1	4	(115)
Interest income	5	—	—	5	(4)	6
Other income (expense), net	(1)	—	—	(7)	—	(8)
	634	(17)	—	72	(733)	(44)
Income (loss) before income taxes	387	71	—	732	(733)	457
Income tax (expense) benefit	(2)	—	—	(38)	—	(40)
Net income (loss)	385	71	—	694	(733)	417
Net (income) loss attributable to noncontrolling interests	—	—	—	(32)	—	(32)
Net income (loss) attributable to NBCUniversal	$385	$71	$—	$662	$(733)	$385
Comprehensive income attributable to NBCUniversal	$386	$71	$—	$662	$(733)	$386

Condensed Consolidating Statement of Income

For the Period January 29, 2011 to March 31, 2011

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Revenue	$1	$—	$—	$2,910	$—	$2,911
Costs and Expenses:
Operating costs and expenses	151	—	—	2,368	—	2,519
Depreciation	—	—	—	47	—	47
Amortization	—	—	—	140	—	140
	151	—	—	2,555	—	2,706
Operating income (loss)	(150)	—	—	355	—	205
Other Income (Expense):
Equity in net income of investees, net	322	—	—	50	(336)	36
Interest expense	(69)	—	—	2	—	(67)
Interest income	—	—	—	3	—	3
Other income (expense), net	(8)	—	—	(8)	—	(16)
	245	—	—	47	(336)	(44)
Income (loss) before income taxes	95	—	—	402	(336)	161
Income tax (expense) benefit	(1)	—	—	(22)	—	(23)
Net income (loss)	94	—	—	380	(336)	138
Net (income) loss attributable to noncontrolling interests	—	—	—	(44)	—	(44)
Net income (loss) attributable to NBCUniversal	$94	$—	$—	$336	$(336)	$94
Comprehensive income attributable to NBCUniversal	$94	$—	$—	$339	$(336)	$97

Condensed Consolidating Statement of Income

For the Period January 1, 2011 to January 28, 2011

Predecessor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Revenue	$—	$—	$—	$1,206	$—	$1,206
Costs and Expenses:
Operating costs and expenses	65	—	—	1,106	—	1,171
Depreciation	—	—	—	19	—	19
Amortization	—	—	—	8	—	8
	65	—	—	1,133	—	1,198
Operating income (loss)	(65)	—	—	73	—	8
Other Income (Expense):
Equity in net income of investees, net	54	—	—	25	(54)	25
Interest expense	(32)	—	—	(5)	—	(37)
Interest income	—	—	—	4	—	4
Other income (expense), net	1	—	—	(30)	—	(29)
	23	—	—	(6)	(54)	(37)
Income (loss) before income taxes	(42)	—	—	67	(54)	(29)
Income tax (expense) benefit	19	—	—	(15)	—	4
Net income (loss)	(23)	—	—	52	(54)	(25)
Net (income) loss attributable to noncontrolling interests	—	—	—	2	—	2
Net income (loss) attributable to NBCUniversal	$(23)	$—	$—	$54	$(54)	$(23)
Comprehensive income attributable to NBCUniversal	$(27)	$—	$—	$61	$(54)	$(20)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Net cash provided by (used in) operating activities	$(291)	$107	$11	$1,210	$—	$1,037
Investing Activities:
Net transactions with affiliates	657	—	—	(657)	—	—
Capital expenditures	—	(31)	—	(80)	—	(111)
Cash paid for intangible assets	—	—	—	(18)	—	(18)
Purchases of investments	(3)	—	—	(41)	—	(44)
Other	(12)	—	—	13	—	1
Net cash provided by (used in) investing activities	642	(31)	—	(783)	—	(172)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(400)	—	—	—	—	(400)
Repurchases and repayments of third-party borrowings	—	—	—	(1)	—	(1)
Repayments of borrowings from subsidiaries eliminated upon consolidation	75	(75)	—	—	—	—
Other	—	—	—	(98)	—	(98)
Net cash provided by (used in) financing activities	(325)	(75)	—	(99)	—	(499)
Increase (decrease) in cash and cash equivalents	26	1	11	328	—	366
Cash and cash equivalents, beginning of period	238	33	24	513	—	808
Cash and cash equivalents, end of period	$264	$34	$35	$841	$—	$1,174

Condensed Consolidating Statement of Cash Flows

For the Period January 29, 2011 to March 31, 2011

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Net cash provided by (used in) operating activities	$(44)	$—	$—	$567	$—	$523
Investing Activities:
Net transactions with affiliates	135	—	—	(135)	—	—
Capital expenditures	—	—	—	(45)	—	(45)
Cash paid for intangible assets	—	—	—	(4)	—	(4)
Net cash provided by (used in) investing activities	135	—	—	(184)	—	(49)
Financing Activities:
Other	—	—	—	(37)	—	(37)
Net cash provided by (used in) financing activities	—	—	—	(37)	—	(37)
Increase (decrease) in cash and cash equivalents	91	—	—	346	—	437
Cash and cash equivalents, beginning of period	295	—	—	213	—	508
Cash and cash equivalents, end of period	$386	$—	$—	$559	$—	$945

Condensed Consolidating Statement of Cash Flows

For the Period January 1, 2011 to January 28, 2011

Predecessor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Net cash provided by (used in) operating activities	$(337)	$—	$—	$(292)	$—	$(629)
Investing Activities:
Net transactions with affiliates	365	—	—	(365)	—	—
Capital expenditures	—	—	—	(16)	—	(16)
Proceeds from sale of businesses and investments	—	—	—	331	—	331
Net cash provided by (used in) investing activities	365	—	—	(50)	—	315
Financing Activities:
Dividends paid	(8,041)	—	—	—	—	(8,041)
(Increase) decrease in short-term loans to GE, net	8,072	—	—	—	—	8,072
Repurchase of preferred stock interest	—	—	—	(332)	—	(332)
Other	—	—	—	1	—	1
Net cash provided by (used in) financing activities	31	—	—	(331)	—	(300)
Increase (decrease) in cash and cash equivalents	59	—	—	(673)	—	(614)
Cash and cash equivalents, beginning of period	236	—	—	848	—	1,084
Cash and cash equivalents, end of period	$295	$—	$—	$175	$—	$470

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading media and entertainment company that develops, produces and distributes entertainment, news and information, sports and other content for global audiences.

On January 28, 2011, Comcast closed the Joint Venture transaction in which it acquired control of the businesses of NBC Universal, Inc. (our “Predecessor”) and on July 1, 2011, we closed the Universal Orlando transaction in which we acquired the remaining 50% equity interest in Universal City Development Partners, Ltd. (“Universal Orlando”) that we did not already own. For a more complete discussion of these transactions, refer to our consolidated financial statements included in our 2011 Annual Report on Form 10-K.

We report our operations as the following four reportable business segments.

Cable Networks

Our Cable Networks segment consists primarily of our national cable networks, which provide entertainment, news and information, and sports programming, our regional sports and news networks, our international cable networks, our cable television production studio, and our related digital media properties. Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, the sale of advertising, and the licensing and sale of our owned programming.

Broadcast Television

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local television stations, our broadcast television production operations, and our related digital media properties. Our Broadcast Television segment generates revenue primarily from the sale of advertising and the licensing and sale of our owned programming.

Filmed Entertainment

Our Filmed Entertainment segment consists of the operations of Universal Pictures, including Focus Features, which produces, acquires, markets and distributes filmed entertainment worldwide in various media formats for theatrical, home entertainment, television and other distribution platforms. We also develop, produce and license stage plays. Our Filmed Entertainment segment generates revenue primarily from the worldwide theatrical release of our owned and acquired films, content licensing and home entertainment.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood. We also receive fees related to intellectual property licenses and other services from third parties that own and operate Universal Studios Japan and Universal Studios Singapore. Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending, as well as from licensing and other fees. Per capita spending includes ticket price and in-park spending on food, beverage and merchandise.

Headquarters and Other

Our other business interests primarily include equity method investments, such as A&E Television Networks LLC, which owns and operates, among other channels, A&E, The History Channel, The Biography Channel and Lifetime (“A&E Television Networks”), The Weather Channel Holding Corp. (“The Weather Channel”) and MSNBC Interactive News, LLC (“MSNBC.com”). The performance of our equity method investments is discussed below under the heading “Consolidated Other Income (Expense) Items—Equity in Net Income of Investees, Net.”

Headquarters and Other includes operating costs and expenses associated with corporate overhead, employee benefits and corporate initiatives.

Consolidated Operating Results

The following tables set forth our results of operations as reported in our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). GAAP requires that we separately present our results for the periods from January 1, 2011 to January 28, 2011 (the “Predecessor period”) and from January 29, 2011 to March 31, 2011 (the “Successor period”). Management believes reviewing our operating results for the three months ended March 31, 2011 by combining the results of the Predecessor and Successor periods is more useful in identifying trends in, or reaching conclusions regarding, our overall operating performance and performs reviews at that level. Accordingly, in addition to presenting our results of operations as reported in our condensed consolidated financial statements in accordance with GAAP, the table below presents the non-GAAP combined results for the three months ended March 31, 2011, which we also use to compute the percentage change to the current year, as we believe this presentation provides the most meaningful basis for comparison of our results. The combined operating results may not reflect the actual results we would have achieved had the Joint Venture transaction closed prior to January 28, 2011 and may not be predictive of our future results of operations.

	Successor		Predecessor	Combined
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011	For the Period January 1, 2011 to January 28, 2011	Three Months Ended March 31, 2011	% Change 2011 to 2012
Revenue	$5,472	$2,911	$1,206	$4,117	32.9%
Costs and Expenses:
Operating costs and expenses	4,659	2,519	1,171	3,690	26.3
Depreciation	130	47	19	66	97.2
Amortization	182	140	8	148	22.5
Operating income	501	205	8	213	135.8
Other income (expense) items, net	(44)	(44)	(37)	(81)	(45.3)
Income (loss) before income taxes	457	161	(29)	132	247.7
Income tax (expense) benefit	(40)	(23)	4	(19)	108.0
Net income (loss)	417	138	(25)	113	271.5
Net (income) loss attributable to noncontrolling interests	(32)	(44)	2	(42)	(23.5)
Net income (loss) attributable to NBCUniversal	$385	$94	$(23)	$71	445.5%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

The comparability of our consolidated operating results was impacted by the Joint Venture transaction, which closed on January 28, 2011, and the Universal Orlando transaction, which closed on July 1, 2011. The results of operations of the Comcast Content Business and Universal Orlando are included in our consolidated financial statements following their respective transaction dates.

Each of our businesses is subject to seasonal and cyclical variations. Revenue and operating costs and expenses in our Broadcast Television segment are cyclical as a result of our periodic broadcasts of the Olympic Games and Super Bowl games. During the three months ended March 31, 2012, we broadcast the 2012 Super Bowl. Our advertising revenue increased as a result of increased demand for advertising time and our operating costs and expenses also increased as a result of our production costs and amortization of the related rights fees.

Consolidated Revenue

Consolidated revenue increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to increases in revenue in our Theme Parks and Cable Networks segments resulting from the impact of the Universal Orlando and Joint Venture transactions, respectively, as well as increases in our Broadcast Television and Filmed Entertainment segments. Revenue for our segments is discussed separately under the heading “Segment Operating Results.”

Consolidated Operating Costs and Expenses

Consolidated operating costs and expenses increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to increases in operating costs and expenses in our Theme Parks and Cable Networks segments resulting from the impact of the Universal Orlando and Joint Venture transactions, respectively, as well as increases in our Broadcast Television and Filmed Entertainment segments. Operating costs and expenses for our segments are discussed separately under the heading “Segment Operating Results.”

Depreciation and Amortization

Depreciation expense for the three months ended March 31, 2012 increased compared with the same period in 2011 primarily due to the impact of consolidating Universal Orlando in the current period. Amortization expense for the three months ended March 31, 2012 increased compared with the same period in 2011 primarily due to the amortization of the intangible assets recorded as a result of the Joint Venture and Universal Orlando transactions.

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash amortization expense that results from intangible assets recognized in connection with the Joint Venture transaction and other business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 14 to our condensed consolidated financial statements. This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

	Successor		Predecessor	Combined
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011	For the Period January 1, 2011 to January 28, 2011	Three Months Ended March 31, 2011	% Change 2011 to 2012
Revenue
Cable Networks	$2,138	$1,400	$389	$1,789	19.5%
Broadcast Television	1,851	888	464	1,352	36.9
Filmed Entertainment	1,192	622	353	975	22.3
Theme Parks	412	275	115	390	5.7
Headquarters and Other	12	11	5	16	(26.3)
Eliminations	(133)	(285)	(120)	(405)	67.3
Total	$5,472	$2,911	$1,206	$4,117	32.9%

Operating Income (Loss) Before Depreciation and Amortization
Cable Networks	$805	$599	$143	$742	8.5%
Broadcast Television	(10)	35	(16)	19	(151.7)
Filmed Entertainment	6	(143)	1	(142)	104.4
Theme Parks	157	97	37	134	17.1
Headquarters, other and eliminations	(145)	(196)	(130)	(326)	55.4
Total	$813	$392	$35	$427	90.4%

Cable Networks Segment — Results of Operations

	Successor		Predecessor	Combined
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011	For the Period January 1, 2011 to January 28, 2011	Three Months Ended March 31, 2011	% Change 2011 to 2012
Revenue
Distribution	$1,143	$766	$188	$954	19.8%
Advertising	814	538	162	700	16.3
Other	181	96	39	135	34.8
Total revenue	2,138	1,400	389	1,789	19.5
Operating costs and expenses	1,333	801	246	1,047	27.3
Operating income before depreciation and amortization	$805	$599	$143	$742	8.5%

Cable Networks Segment — Revenue

Our Cable Networks revenue for the three months ended March 31, 2012 included three months of operating results of the Comcast Content Business, compared to two months of operating results for the same period in 2011, which accounted for $231 million of the increase in revenue in the current period. The remaining increase is due to increases in distribution, advertising and other revenue. The increase in distribution revenue was primarily due to rate increases, and the increase in advertising revenue was primarily due to an increase in the price of advertising units sold. Other revenue increased primarily due to an increase in the licensing of our owned content from our cable production studio.

For the three months ended March 31, 2012 and 2011, 13% and 14%, respectively, of our total Cable Networks segment revenue was generated from transactions with Comcast.

Cable Networks Segment — Operating Costs and Expenses

Our operating costs and expenses for the three months ended March 31, 2012 included three months of operating expenses of the Comcast Content Business, compared to two months of operating expenses for the same period in 2011, which accounted for $168 million of the increase in operating expenses in the current period. The remaining increase is primarily due to higher programming and production expenses, including an increase in rights costs associated with additional NBA games in the current period compared to the prior year period, resulting from the condensed NBA schedule following the lockout at the beginning of the 2011-12 season.

Broadcast Television Segment — Results of Operations

	Successor		Predecessor	Combined
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011	For the Period January 1, 2011 to January 28, 2011	Three Months Ended March 31, 2011	% Change 2011 to 2012
Revenue
Advertising	$1,266	$595	$315	$910	39.2%
Content licensing	457	219	111	330	38.5
Other	128	74	38	112	13.2
Total revenue	1,851	888	464	1,352	36.9
Operating costs and expenses	1,861	853	480	1,333	39.6
Operating income (loss) before depreciation and amortization	$(10)	$35	$(16)	$19	(151.7)%

Broadcast Television Segment — Revenue

Our Broadcast Television revenue increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to increases in both advertising and content licensing revenue. The increase in advertising revenue was primarily due to $259 million associated with the broadcast of the 2012 Super Bowl, as well as increases in the price of advertising units sold and increases in primetime ratings. The increase in content licensing revenue was primarily due to content made available under licensing agreements that were not in effect in the prior year period.

Broadcast Television Segment — Operating Costs and Expenses

Our operating costs and expenses increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to higher programming and production expenses associated with our broadcast of the 2012 Super Bowl. We also incurred higher programming, production and advertising costs associated with our mid-season primetime schedule.

Filmed Entertainment Segment — Results of Operations

	Successor		Predecessor	Combined
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011	For the Period January 1, 2011 to January 28, 2011	Three Months Ended March 31, 2011	% Change 2011 to 2012
Revenue
Theatrical	$301	$119	$58	$177	70.1%
Content licensing	401	218	171	389	3.1
Home entertainment	380	207	96	303	25.3
Other	110	78	28	106	4.4
Total revenue	1,192	622	353	975	22.3
Operating costs and expenses	1,186	765	352	1,117	5.8
Operating income (loss) before depreciation and amortization	$6	$(143)	$1	$(142)	104.4%

Filmed Entertainment Segment — Revenue

Our Filmed Entertainment revenue increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to increases in theatrical and home entertainment revenue. The increase in theatrical revenue was primarily due to the release of Dr. Seuss’ The Lorax and Safe House. The increase in home entertainment revenue was primarily due to an increase in the number of titles released, which included Hop and Tower Heist.

Filmed Entertainment Segment — Operating Costs and Expenses

Our operating costs and expenses increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to higher amortization of film costs resulting from the corresponding increase in theatrical revenue.

Theme Parks Segment — Results of Operations

The table below includes 100% of the results of operations for Universal Orlando for all amounts presented in order to reflect our measure of operating income (loss) before depreciation and amortization for our Theme Parks segment.

	Successor		Predecessor	Combined
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011	For the Period January 1, 2011 to January 28, 2011	Three Months Ended March 31, 2011	% Change 2011 to 2012
Revenue	$412	$275	$115	$390	5.7%
Operating costs and expenses	255	178	78	256	(0.3)
Operating income before depreciation and amortization	$157	$97	$37	$134	17.1%

Theme Parks Segment — Revenue

Our Theme Parks segment revenue increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to increases in per capita spending and international guest attendance at our Universal theme parks.

Theme Parks Segment — Operating Costs and Expenses

Our Theme Parks segment operating costs and expenses remained relatively flat for the three months ended March 31, 2012 compared to the same period in 2011.

Headquarters, Other and Eliminations

Headquarters and other operating costs and expenses decreased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to $104 million of transaction-related costs associated with the Joint Venture transaction, including severance and other compensation-related costs, included in the prior year period.

Eliminations include the results of operations for Universal Orlando for the three months ended March 31, 2011. Our Theme Parks segment includes the results of operations of Universal Orlando for this period because these amounts reflect our segment performance measure. These amounts are not included when we measure our consolidated results of operations because we recorded Universal Orlando as an equity method investment for the three months ended March 31, 2011.

Consolidated Other Income (Expense) Items

	Successor		Predecessor	Combined
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011	For the Period January 1, 2011 to January 28, 2011	Three Months Ended March 31, 2011
Equity in net income of investees, net	$73	$36	$25	$61
Interest expense	(115)	(67)	(37)	(104)
Interest income	6	3	4	7
Other income (expense), net	(8)	(16)	(29)	(45)
Total	$(44)	$(44)	$(37)	$(81)

Equity in Net Income of Investees, Net

The increase in equity in net income of investees, net for the three months ended March 31, 2012 compared to the same period in 2011 primarily relates to improvements in the operating results of A&E Television Networks and The Weather Channel, partially offset by the impact from the consolidation of Universal Orlando, which was accounted for as an equity method investment in the same period in 2011.

Interest Expense

Interest expense increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to the impact of consolidating Universal Orlando’s debt following the close of the Universal Orlando transaction.

Consolidated Net (Income) Loss Attributable to Noncontrolling Interests

Net (income) loss attributable to noncontrolling interests decreased for the three months ended March 31, 2012 primarily due to lower income generated by our regional sports networks.

Liquidity and Capital Resources

Our businesses generate significant cash flows from operating activities. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements, including fixed charges, debt repayment obligations and distributions to NBCUniversal Holdings, through our cash flows from operating activities, existing cash, cash equivalents and investments, available borrowings under our existing credit facilities, and our ability to obtain future external financing.

We maintain significant availability under our lines of credit and our commercial paper program to meet our short-term liquidity requirements. As of March 31, 2012 amounts available under our credit facility totaled approximately $1.3 billion.

Operating Activities

Components of Net Cash Provided by Operating Activities

	Successor		Predecessor	Combined
(in millions)	Three Months Ended March 31, 2012	For the Period January 29, 2011 to March 31, 2011	For the Period January 1, 2011 to January 28, 2011	Three Months Ended March 31, 2011
Operating income	$501	$205	$8	$213
Depreciation and amortization	312	187	27	214
Operating income before depreciation and amortization	813	392	35	427
Noncash compensation	3	8	48	56
Changes in operating assets and liabilities	209	70	(220)	(150)
Cash basis operating income	1,025	470	(137)	333
Payments of interest	(5)	(1)	(1)	(2)
Payments of income taxes	(34)	(28)	(493)	(521)
Proceeds from interest, dividends and other nonoperating items	51	82	2	84
Net cash provided by (used in) operating activities	$1,037	$523	$(629)	$(106)

The changes in operating assets and liabilities for the three months ended March 31, 2012 compared to the same period in 2011 primarily relate to a decrease in film and television costs and the timing of payments of operating items, including participations and residuals.

The decrease in income tax payments for the three months ended March 31, 2012 is primarily due to amounts paid in the prior year in preparation for the closing of the Joint Venture transaction.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 consisted primarily of capital expenditures and purchases of investments.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012 consisted primarily of $400 million of net repayments of our outstanding commercial paper and our purchase of certain noncontrolling interests of $41 million.

Critical Accounting Judgments and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent liabilities.

We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K.

ITEM 4: CONTROLS AND PROCEDURES

Conclusions regarding disclosure controls and procedures

Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our disclosure controls and procedures were effective.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of our business. We do not expect the final disposition of these matters to have a material adverse effect on our results of operations, cash flows or financial condition, although any such matters could be time consuming and costly and could injure our reputation.

ITEM 1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2011 Annual Report on Form 10-K.

ITEM 6: EXHIBITS

Exhibit No.	Description
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed with the Securities and Exchange Commission on May 2, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President (Principal Accounting Officer)

Date: May 2, 2012