Form 10-Q
period 2012-06-30
NBCUniversal Media, LLC
filed 2012-08-01
CIK 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number 333-174175

NBCUniversal Media, LLC

(Exact name of registrant as specified in its charter)

DELAWARE	14-1682529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Rockefeller Plaza, New York, NY	10112-0015
(Address of principal executive offices)	(Zip Code)

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

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011 (Unaudited)	1
	Condensed Consolidated Statement of Income for the Three Months Ended June 30, 2012 and 2011 (Unaudited)	2
	Condensed Consolidated Statement of Income for the Six Months Ended June 30, 2012 and the Periods Ended June 30, 2011 and January 28, 2011 (Unaudited)	3
	Condensed Consolidated Statement of Comprehensive Income for the Three Months Ended June 30, 2012 and 2011, the Six Months Ended June 30, 2012 and the Periods Ended June 30, 2011 and January 28, 2011 (Unaudited)	4
	Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2012 and the Periods Ended June 30, 2011 and January 28, 2011 (Unaudited)	5
	Condensed Consolidated Statement of Changes in Equity for the Six Months Ended June 30, 2012 and the Periods Ended June 30, 2011 and January 28, 2011 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 4.	Controls and Procedures	40
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 6.	Exhibits	40
SIGNATURES		41

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2012. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to NBCUniversal Media, LLC and its consolidated subsidiaries as “NBCUniversal,” “we,” “us” and “our”; NBCUniversal, LLC as “NBCUniversal Holdings”; Comcast Corporation as “Comcast” and General Electric Company as “GE.”

You should carefully review the information contained in this Quarterly Report and particularly consider any risk factors set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “believes,” “estimates,” “potential,” or “continue,” or the negative of those words, and other comparable words. You should be aware that these statements are only our predictions. In evaluating these statements, you should specifically consider various factors, including the risks outlined below and in other reports we file with the SEC. Actual events or our actual results may differ materially from any of our forward-looking statements. We undertake no obligation to update any forward-looking statements.

Our businesses may be affected by, among other things, the following:

•	our businesses currently face a wide range of competition, and our business and results of operations could be adversely affected if we do not compete effectively

•	changes in consumer behavior driven by new technologies may adversely affect our competitive position, businesses and results of operations

•	we are subject to regulation by federal, state, local and foreign authorities, which may impose additional costs and restrictions on our businesses

•	weak economic conditions may have a negative impact on our results of operations and financial condition

•	a decline in advertising expenditures or changes in advertising markets could negatively impact our results of operations

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

	Successor
(in millions)	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$1,240	$808
Investments	2,006	—
Receivables, net	3,587	3,557
Programming rights	1,049	987
Other current assets	378	329
Total current assets	8,260	5,681
Film and television costs	5,079	5,227
Investments	1,349	3,430
Noncurrent receivables, net	970	1,008
Property and equipment, net of accumulated depreciation of $868 and $637	5,101	4,964
Goodwill	14,794	14,657
Intangible assets, net of accumulated amortization of $2,840 and $2,462	15,384	15,695
Other noncurrent assets	173	122
Total assets	$51,110	$50,784

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$2,067	$2,119
Accrued participations and residuals	1,300	1,255
Program obligations	545	508
Deferred revenue	972	728
Accrued expenses and other current liabilities	1,296	1,447
Current portion of long-term debt	8	554
Total current liabilities	6,188	6,611
Long-term debt, less current portion	9,686	9,614
Accrued participations, residuals and program obligations	868	873
Deferred revenue	370	381
Deferred income taxes	163	110
Other noncurrent liabilities	2,916	2,930
Commitments and contingencies
Redeemable noncontrolling interests	131	184
Equity:
Member’s capital	30,462	29,798
Accumulated other comprehensive income (loss)	(95)	(78)
Total NBCUniversal member’s equity	30,367	29,720
Noncontrolling interests	421	361
Total equity	30,788	30,081
Total liabilities and equity	$51,110	$50,784

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

`	Successor
	Three Months Ended June 30
(in millions)	2012	2011
Revenue	$5,504	$5,179
Costs and Expenses:
Operating costs and expenses	4,522	4,178
Depreciation	131	71
Amortization	189	183
	4,842	4,432
Operating income	662	747
Other Income (Expense):
Equity in net income of investees, net	59	111
Interest expense	(116)	(97)
Interest income	5	4
Other income (expense), net	(19)	(27)
	(71)	(9)
Income before income taxes	591	738
Income tax (expense) benefit	(42)	(70)
Net income (loss)	549	668
Net (income) loss attributable to noncontrolling interests	(36)	(42)
Net income (loss) attributable to NBCUniversal	$513	$626

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

	Successor		Predecessor
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011
Revenue	$10,976	$8,090	$1,206
Costs and Expenses:
Operating costs and expenses	9,181	6,697	1,171
Depreciation	261	118	19
Amortization	371	323	8
	9,813	7,138	1,198
Operating income	1,163	952	8
Other Income (Expense):
Equity in net income of investees, net	132	147	25
Interest expense	(231)	(164)	(37)
Interest income	11	7	4
Other income (expense), net	(27)	(43)	(29)
	(115)	(53)	(37)
Income (loss) before income taxes	1,048	899	(29)
Income tax (expense) benefit	(82)	(93)	4
Net income (loss)	966	806	(25)
Net (income) loss attributable to noncontrolling interests	(68)	(86)	2
Net income (loss) attributable to NBCUniversal	$898	$720	$(23)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Successor
	Three Months Ended June 30
(in millions)	2012	2011
Net income (loss)	$549	$668
Employee benefit obligations, net	(6)	(5)
Currency translation adjustments, net	(12)	3
Other, net	—	(2)
Comprehensive income (loss)	531	664
Net (income) loss attributable to noncontrolling interests	(36)	(42)
Comprehensive income (loss) attributable to NBCUniversal	$495	$622

	Successor		Predecessor
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011
Net income (loss)	$966	$806	$(25)
Employee benefit obligations, net	(9)	(5)	4
Currency translation adjustments, net	(9)	6	1
Other, net	1	(2)	(2)
Comprehensive income (loss)	949	805	(22)
Net (income) loss attributable to noncontrolling interests	(68)	(86)	2
Comprehensive income (loss) attributable to NBCUniversal	$881	$719	$(20)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Successor		Predecessor
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011
Net cash provided by (used in) operating activities	$1,730	$1,020	$(629)
Investing Activities
Capital expenditures	(267)	(130)	(16)
Cash paid for intangible assets	(38)	(35)	—
Proceeds from sale of businesses and investments	—	86	331
Purchases of investments	(51)	(6)	—
Other	2	2	—
Net cash provided by (used in) investing activities	(354)	(83)	315
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(550)	—	—
Repurchases and repayments of debt	(2)	(2)	—
(Increase) decrease in short-term loans to GE, net	—	—	8,072
Dividends paid	—	(78)	(8,041)
Distributions to member	(243)	(151)	—
Repurchase of preferred stock interest	—	—	(332)
Contributions from noncontrolling interests	5	2	1
Distributions to noncontrolling interests	(113)	(95)	—
Purchases of noncontrolling interests	(41)	—	—
Net cash provided by (used in) financing activities	(944)	(324)	(300)
Increase (decrease) in cash and cash equivalents	432	613	(614)
Cash and cash equivalents, beginning of period	808	508	1,084
Cash and cash equivalents, end of period	$1,240	$1,121	$470

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

Predecessor (in millions)	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, January 1, 2011	$—	$23,592	$320	$(13)	$(82)	$23,817
Compensation plans		48				48
Dividends declared		(7,846)	(297)			(8,143)
Other		(331)			2	(329)
Other comprehensive income (loss)				3		3
Net income (loss)			(23)		(2)	(25)
Balance, January 28, 2011	$—	$15,463	$—	$(10)	$(82)	$15,371

Successor (in millions)	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Member’s equity, remeasured at January 28, 2011	$24,089	$—	$262	$24,351
Contribution of Comcast Content Business	4,344		57	4,401
Total member’s equity at January 28, 2011	28,433		319	28,752
Compensation plans	13			13
Dividends declared	(151)			(151)
Contributions from (distributions to) noncontrolling interests, net			(93)	(93)
Other	(181)		1	(180)
Other comprehensive income (loss)		(1)		(1)
Net income (loss)	720		78	798
Balance, June 30, 2011	$28,834	$(1)	$305	$29,138
Balance, January 1, 2012	$29,798	$(78)	$361	$30,081
Compensation plans	4			4
Dividends declared	(243)			(243)
Contributions from (distributions to) noncontrolling interests, net			(93)	(93)
Other	5		94	99
Other comprehensive income (loss)		(17)		(17)
Net income (loss)	898		59	957
Balance, June 30, 2012	$30,462	$(95)	$421	$30,788

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

Note 2: Related Party Transactions

In the ordinary course of our business, we enter into transactions with Comcast and GE. We generate revenue from Comcast primarily from the distribution of our cable network programming and, to a lesser extent, the sale of advertising and our owned programming, and we incur expenses primarily related to various support services provided by Comcast to us. We generate revenue from transactions with GE and its affiliates primarily from the sale of advertising and incur expenses primarily related to leased assets and our monetization program held with GE and its affiliates. In addition, we are required to make distributions to NBCUniversal Holdings on a quarterly basis to enable its indirect owners (Comcast and GE) to meet their obligations to pay taxes on taxable income generated by our businesses.

During the six months ended June 30, 2012, NBCUniversal made tax distributions to NBCUniversal Holdings of $243 million, of which $124 million was attributable to Comcast and $119 million was attributable to GE. During the period January 29, 2011 through June 30, 2011, NBCUniversal made tax distributions to NBCUniversal Holdings of $151 million, of which $77 million was attributable to Comcast and $74 million was attributable to GE.

We also provide management services to, and receive license fees from, certain of our equity method investees.

The following tables present the related party transactions included in our condensed consolidated financial statements.

Condensed Consolidated Balance Sheet

	Successor
(in millions)	June 30, 2012	December 31, 2011
Transactions with Comcast and Affiliates
Receivables, net	$203	$201
Accounts payable and accrued expenses related to trade creditors	$31	$35
Accrued expenses and other current liabilities	$36	$10
Transactions with GE and Affiliates
Receivables, net	$12	$19
Accounts payable and accrued expenses related to trade creditors	$22	$70
Accrued expenses and other current liabilities	$1	$11
Current portion of long-term debt	$5	$—
Long-term debt, less current portion	$80	$—
Transactions with Other Related Parties
Receivables, net	$59	$54
Accrued expenses and other current liabilities	$3	$4

Condensed Consolidated Statement of Income

	Successor
	Three Months Ended June 30
(in millions)	2012	2011
Transactions with Comcast and Affiliates
Revenue	$302	$288
Operating costs and expenses	$(30)	$(16)
Transactions with GE and Affiliates
Revenue	$22	$23
Operating costs and expenses	$(19)	$(17)
Other income (expense)	$—	$(8)
Transactions with Other Related Parties
Revenue	$52	$51

	Successor		Predecessor
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011
Transactions with Comcast and Affiliates
Revenue	$648	$483	N/A
Operating costs and expenses	$(100)	$(32)	N/A
Transactions with GE and Affiliates
Revenue	$73	$38	$4
Operating costs and expenses	$(44)	$(30)	$(50)
Other income (expense)	$(1)	$(16)	$(1)
Transactions with Other Related Parties
Revenue	$95	$81	$22

Note 3: Film and Television Costs

	Successor
(in millions)	June 30, 2012	December 31, 2011
Film Costs:
Released, less amortization	$1,649	$1,428
Completed, not released	131	148
In production and in development	1,053	1,374
	2,833	2,950
Television Costs:
Released, less amortization	1,025	1,002
In production and in development	183	201
	1,208	1,203
Programming rights, less amortization	2,087	2,061
	6,128	6,214
Less: Current portion of programming rights	1,049	987
Film and television costs	$5,079	$5,227

Note 4: Investments

	Successor
(in millions)	June 30, 2012	December 31, 2011
Available-for-sale securities	$21	$21
Equity Method:
A&E Television Networks	2,006	2,021
The Weather Channel	465	463
MSNBC.com	176	174
Other	517	583
	3,164	3,241
Cost method	170	168
Total investments	3,355	3,430
Less: Current investments	2,006	—
Noncurrent investments	$1,349	$3,430

On March 26, 2012, we exercised an option that required A&E Television Networks LLC (“A&E Television Networks”) to redeem a substantial portion of our equity interest in A&E Television Networks. On July 9, 2012, we entered into a redemption agreement with A&E Television Networks whereby A&E Television Networks agreed to redeem our entire 15.8% equity interest for $3 billion. The redemption price will be paid solely in cash, although in certain limited circumstances, it would be paid in cash and in the form of a senior note issued by A&E Television Networks. Under the terms of the redemption agreement, we are no longer required to provide a last dollar guarantee of indebtedness that A&E Television Networks may incur to finance the purchase of our equity interest. As of June 30, 2012, we have classified our equity interest as a current investment in our condensed consolidated balance sheet. We expect the transaction to close during the second half of 2012, and we expect to recognize a pretax gain on the sale of our equity interest of approximately $1 billion when the transaction closes.

On July 13, 2012, we acquired the remaining 50% equity interest in MSNBC Interactive News, LLC and other related entities (“MSNBC.com”) that we did not already own. MSNBC.com is now a wholly owned consolidated subsidiary of ours and its results of operations will be reported in our Cable Networks segment following the date of acquisition.

Note 5: Goodwill

Successor (in millions)	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Total
Balance, December 31, 2011	$12,744	$772	$1	$1,140	$14,657
Acquisitions	219	—	—	—	219
Adjustments	(11)	(10)	—	(61)	(82)
Balance, June 30, 2012	$12,952	$762	$1	$1,079	$14,794

The change in goodwill in our Cable Networks segment primarily relates to the acquisition in May 2012 of a controlling interest in a previously held equity method investment based in Brazil, which we now consolidate. The preliminary allocation of purchase price, including the change in goodwill, is not yet final and is subject to change. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis, but no later than May 2013.

Note 6: Long-Term Debt

As of June 30, 2012, our debt had an estimated fair value of $10.8 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

Commercial Paper Program

During the six months ended June 30, 2012, our net repayments of commercial paper were $550 million.

Note 7: Derivative Financial Instruments

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in foreign exchange rates and interest rates.

We manage our exposure to fluctuations in foreign exchange rates by using foreign exchange contracts such as forward contracts and currency options, and we manage our exposure to fluctuations in interest rates primarily by using interest rate exchange agreements (“swaps”).

We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

During the three and six months ended June 30, 2012, there were no significant changes in the composition of any of our derivative financial instruments or their classification in our condensed consolidated balance sheet. In addition, the impact of our derivative financial instruments on our condensed consolidated financial statements was not material for the three and six months ended June 30, 2012 or any of the prior year periods presented.

See Note 8 for additional information on the fair value of our derivative financial instruments as of June 30, 2012 and December 31, 2011.

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

Recurring Fair Value Measures

	Fair Value as of
	June 30, 2012				December 31, 2011
Successor (in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Interest rate swap agreements	$—	$32	$—	$32	$30
Available-for-sale securities	—	—	21	21	21
Foreign exchange contracts	—	14	—	14	10
Total	$—	$46	$21	$67	$61
Liabilities
Contractual obligations	$—	$—	$984	$984	$1,004
Foreign exchange contracts	—	8	—	8	8
Total	$—	$8	$984	$992	$1,012

The fair values of the contractual obligations in the table above are primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. The most significant unobservable input we use is our estimate of the future revenue we expect to generate from certain of our entities. The discount rates used in the measurements of fair value were between 11% and 13% and are based on the underlying risk associated with our estimate of future revenue, as well as the terms of the respective contracts. Fair value adjustments to these liabilities are recorded in other income (expense), net in our condensed consolidated statement of income.

Changes in Contractual Obligations

Successor (in millions)
Balance, December 31, 2011	$1,004
Acquisition accounting adjustments	(20)
Fair value adjustments	41
Payments	(41)
Balance, June 30, 2012	$984

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

	Successor		Predecessor
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011
Net income (loss) attributable to NBCUniversal	$898	$720	$(23)
Transfers from (to) noncontrolling interests:
Increase in NBCUniversal member’s capital resulting from the purchases of noncontrolling equity interest	4	—	—
Changes in member’s equity from net income (loss) attributable to NBCUniversal and transfers from (to) noncontrolling interests	$902	$720	$(23)

Redeemable Noncontrolling Interests

	Successor
	Three Months Ended June 30
(in millions)	2012	2011
Beginning balance	$135	$142
Distributions	(5)	—
Net income attributable to noncontrolling interest	1	2
Ending Balance	$131	$144

	Successor
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011
Beginning balance	$184	$136
Distributions	(15)	—
Purchases	(47)	—
Net income attributable to noncontrolling interest	9	8
Ending Balance	$131	$144

Note 10: Pension Plans and Postretirement Benefits

The tables below present the components of net periodic benefit expense related to our pension plans and postretirement benefit plans that we established following the close of the Joint Venture transaction.

	Successor
	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service cost	$31	$2	$27	$2
Interest cost	5	2	3	2
Other	(1)	—	—	—
Total benefits expense	$35	$4	$30	$4

	Successor
	Six Months Ended June 30, 2012		For the Period January 29, 2011 to June 30, 2011
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service cost	$63	$4	$45	$3
Interest cost	9	4	6	4
Other	(2)	—	—	—
Total benefits expense	$70	$8	$51	$7

In April 2012, we provided initial funding to our qualified defined benefit plan of $76 million. The expected return on the plan assets is 5%.

Note 11: Share-Based Compensation

Certain of our employees receive awards of stock options and restricted share units (“RSUs”) under Comcast equity plans and participate in employee stock purchase plans. The expense associated with participation in these plans, including the expense associated with awards to former Comcast employees who had nonvested equity awards as of the closing date, is settled in cash with Comcast. In addition, while the majority of GE granted stock options and RSUs vested in conjunction with the Joint Venture transaction, some of our employees continue to vest in GE equity plans.

Recognized Share-Based Compensation Expense – Comcast and GE Equity Awards

	Successor
	Three Months Ended June 30
(in millions)	2012	2011
Comcast equity awards
Stock options	$4	$3
Restricted share units	9	5
Employee stock purchase plan	1	—
	14	8
GE equity awards
Stock options	$—	$—
Restricted share units	1	5
	1	5
Total	$15	$13

	Successor		Predecessor
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011
Comcast equity awards
Stock options	$8	$4	$—
Restricted share units	15	8	—
Employee stock purchase plan	2	—	—
	25	12	—
GE equity awards
Stock options	$1	$1	$32
Restricted share units	3	12	(1)
	4	13	31
Total	$29	$25	$31

Note 12: Supplemental Financial Information

Receivables

	Successor
(in millions)	June 30, 2012	December 31, 2011
Receivables, gross	$3,888	$4,019
Less: Allowance for returns and customer incentives	259	425
Less: Allowance for doubtful accounts	42	37
Receivables, net	$3,587	$3,557

Accumulated Other Comprehensive Income (Loss)

	Successor
(in millions)	June 30, 2012	June 30, 2011
Unrealized gains (losses) on derivative financial instruments	$1	$(2)
Unrecognized gains (losses) on employee benefit obligations	(72)	(5)
Cumulative translation adjustments	(24)	6
Accumulated other comprehensive income (loss), net of deferred taxes	$(95)	$(1)

Operating Costs and Expenses

	Successor
	Three Months Ended June 30
(in millions)	2012	2011
Programming and production	$2,736	$2,649
Advertising, marketing and promotion	648	513
Other	1,138	1,016
Operating costs and expenses (excluding depreciation and amortization)	$4,522	$4,178

	Successor		Predecessor
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011
Programming and production	$5,686	$4,075	$711
Advertising, marketing and promotion	1,247	904	153
Other	2,248	1,718	307
Operating costs and expenses (excluding depreciation and amortization)	$9,181	$6,697	$1,171

Net Cash Provided by Operating Activities

	Successor		Predecessor
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011
Net income (loss)	$966	$806	$(25)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	632	441	27
Amortization of film and television costs	4,132	2,868	549
Noncash compensation expense	4	13	48
Equity in net income of investees, net	(132)	(147)	(25)
Cash received from investees	140	163	—
Net (gain) loss on investment activity and other	(14)	15	27
Deferred income taxes	15	12	(473)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in receivables, net	(7)	187	(675)
Change in film and television costs	(4,046)	(3,206)	(590)
Change in accounts payable and accrued expenses related to trade creditors	(136)	(92)	399
Change in accrued participations and residuals, program obligations and deferred revenue	323	64	127
Change in other operating assets and liabilities	(147)	(104)	(18)
Net cash provided by (used in) operating activities	$1,730	$1,020	$(629)

Cash Payments for Interest and Income Taxes

	Successor		Predecessor
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011
Interest	$230	$207	$1
Income taxes	$84	$76	$493

Other Cash Flow Information

As of January 28, 2011 (in millions)
Cash and cash equivalents at end of Predecessor period	$470
Comcast Content Business contributed cash balances	38
Cash and cash equivalents at beginning of Successor period	$508

Noncash Investing and Financing Activities

During six months ended June 30, 2012, we:

•	acquired a controlling interest in a previously held equity method investment based in Brazil, which we now consolidate in our Cable Networks segment; see Note 5 for additional information

•	entered into a capital lease transaction that resulted in an increase in property and equipment and debt of $85 million

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

	Three Months Ended June 30		Six Months Ended June 30
	Actual	Pro Forma	Actual	Pro Forma
(in millions)	2012	2011	2012	2011
Revenue	$5,504	$5,547	$10,976	$10,186
Net income (loss)	$549	$738	$966	$862
Net income (loss) attributable to NBCUniversal	$513	$695	$898	$767

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

We account for receivables monetized through these programs as sales in accordance with the appropriate accounting guidance. We receive deferred consideration from the assets sold in the form of a receivable, which is funded by residual cash flows after the senior interests have been fully paid. The deferred consideration is recorded in receivables, net at its initial fair value, which reflects the net cash flows we expect to receive related to these interests. The accounts receivable we sold that underlie the deferred consideration are generally short-term in nature and, therefore, the fair value of the deferred consideration approximated its carrying value as of June 30, 2012.

We are responsible for servicing the receivables and remitting collections to the purchasers under the monetization programs. We perform this service for a fee that is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded in our condensed consolidated balance sheet as of June 30, 2012. The servicing fees are a component of net (loss) gain on sale, which is presented in the table below.

Effect on Income from Receivables Monetization and Cash Flows on Transfers

	Successor
	Three Months Ended June 30
(in millions)	2012	2011
Interest (expense)	$(3)	$—
Net (loss) gain on sale(a)	$—	$(9)
Net cash proceeds (payments) on transfers(b)	$(133)	$50

	Successor		Predecessor
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011
Interest (expense)	$(6)	$—	$—
Net (loss) gain on sale(a)	$(1)	$(17)	$1
Net cash proceeds (payments) on transfers(b)	$(223)	$(374)	$(177)

(a)	Net (loss) gain on sale is included in other income (expense), net in our condensed consolidated statement of income.

(b)	Net cash proceeds (payments) on transfers are included within net cash provided by operating activities in our condensed consolidated statement of cash flows.

Receivables Monetized and Deferred Consideration

	Successor
(in millions)	June 30, 2012	December 31, 2011
Monetized receivables sold	$808	$961
Deferred consideration	$265	$268

In addition to the amounts presented above, we had $712 million and $781 million payable to our monetization programs as of June 30, 2012 and December 31, 2011, respectively. These amounts represent cash receipts that have not yet been remitted to the monetization programs as of the balance sheet date and are recorded to accounts payable and accrued expenses related to trade creditors.

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

	Successor
	Three Months Ended June 30
(in millions)	2012	2011
Revenue
Cable Networks(a)	$2,252	$2,173
Broadcast Television	1,540	1,695
Filmed Entertainment	1,231	1,254
Theme Parks (b)	539	521
Total segment revenue	5,562	5,643
Headquarters and Other	11	14
Eliminations(d)	(69)	(478)
Total revenue (e)	$5,504	$5,179

	Successor		Predecessor
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011
Revenue
Cable Networks(a)	$4,390	$3,573	$389
Broadcast Television	3,391	2,583	464
Filmed Entertainment	2,423	1,876	353
Theme Parks (b)	951	796	115
Total segment revenue	11,155	8,828	1,321
Headquarters and Other	23	25	5
Eliminations(d)	(202)	(763)	(120)
Total revenue (e)	$10,976	$8,090	$1,206

	Successor
	Three Months Ended June 30
(in millions)	2012	2011
Operating Income (Loss) Before Depreciation and Amortization
Cable Networks(a)	$788	$846
Broadcast Television	196	190
Filmed Entertainment	(83)	27
Theme Parks (b)	235	225
Headquarters and Other(c)	(155)	(129)
Eliminations(d)	1	(158)
Total operating income (loss) before depreciation and amortization(f)	982	1,001
Depreciation	131	71
Amortization	189	183
Total operating income	$662	$747

	Successor		Predecessor
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011
Operating Income (Loss) Before Depreciation and Amortization
Cable Networks(a)	$1,593	$1,445	$143
Broadcast Television	186	225	(16)
Filmed Entertainment	(77)	(116)	1
Theme Parks (b)	392	322	37
Headquarters and Other(c)	(301)	(249)	(99)
Eliminations(d)	2	(234)	(31)
Total operating income (loss) before depreciation and amortization(f)	1,795	1,393	35
Depreciation	261	118	19
Amortization	371	323	8
Total operating income	$1,163	$952	$8

(a)	For the three and six months ended June 30, 2012 and the period January 29 through June 30, 2011, our Cable Networks segment included the results of operations of the Comcast Content Business.

(b)

For the periods January 1, 2011 through January 28, 2011 and January 29, 2011 through June 30, 2011, our Theme Parks segment included the results of operations for Universal Orlando to reflect our measure of operating performance for our Theme Parks segment.

(c)	Headquarters and Other includes operating costs and expenses associated with corporate overhead, employee benefits and corporate initiatives.

(d)

Eliminations for the periods January 1, 2011 through January 28, 2011 and January 29, 2011 through June 30, 2011 included the elimination of the results of operations for Universal Orlando for these periods. These results were not included in our consolidated results of operations because we recorded Universal Orlando as an equity method investment during those periods.

Also included in Eliminations are transactions that our segments enter into with one another, which consisted primarily of the licensing of film and television content from our Filmed Entertainment and Broadcast Television segments to our Cable Networks segment.

(e)	No single customer accounted for a significant amount of revenue in any period.

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

Universal Orlando’s senior and senior subordinated notes were co-issued by Universal City Development Partners, Ltd. and UCDP Finance (collectively, the “Issuers”) and continue also to be fully and unconditionally guaranteed by Universal City Travel Partners and Universal Orlando Online Merchandise Store (collectively, the “Guarantor Subsidiaries”).

Our condensed consolidating financial information is presented in the tables below and includes the operating results of the Universal Orlando entities from July 1, 2011, the date we acquired the remaining 50% equity interest in Universal Orlando that we did not already own.

Condensed Consolidating Balance Sheet

June 30, 2012

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Assets
Cash and cash equivalents	$642	$131	$38	$429	$—	$1,240
Investments	—	—	—	2,006	—	2,006
Receivables, net	15	36	1	3,535	—	3,587
Other current assets	40	83	2	1,311	(9)	1,427
Total current assets	697	250	41	7,281	(9)	8,260
Film and television costs	—	—	—	5,079	—	5,079
Investments	508	11	—	830	—	1,349
Noncurrent receivables, net	87	—	—	883	—	970
Investments in and amounts due from subsidiaries eliminated upon consolidation	39,377	13	—	—	(39,390)	—
Property and equipment, net	85	1,651	—	3,365	—	5,101
Goodwill	—	—	—	14,794	—	14,794
Intangible assets, net	—	388	—	14,996	—	15,384
Other noncurrent assets	55	33	—	85	—	173
Total assets	$40,809	$2,346	$41	$47,313	$(39,399)	$51,110

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$—	$139	$16	$1,921	$(9)	$2,067
Accrued participations and residuals	—	—	—	1,300	—	1,300
Accrued expenses and other current liabilities	251	80	16	2,466	—	2,813
Current portion of long-term debt	5	1	—	2	—	8
Total current liabilities	256	220	32	5,689	(9)	6,188
Long-term debt, less current portion	9,222	794	—	60	(390)	9,686
Accrued participations, residuals and program obligations	—	—	—	868	—	868
Other noncurrent liabilities	964	266	—	2,219	—	3,449
Redeemable noncontrolling interests	—	—	—	131	—	131
Equity:
Total NBCUniversal member’s equity	30,367	1,066	9	37,925	(39,000)	30,367
Noncontrolling interests	—	—	—	421	—	421
Total equity	30,367	1,066	9	38,346	(39,000)	30,788
Total liabilities and equity	$40,809	$2,346	$41	$47,313	$(39,399)	$51,110

Condensed Consolidating Balance Sheet

December 31, 2011

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Assets
Cash and cash equivalents	$238	$33	$24	$513	$—	$808
Receivables, net	21	—	—	3,536	—	3,557
Other current assets	20	103	2	1,200	(9)	1,316
Total current assets	279	136	26	5,249	(9)	5,681
Film and television costs	—	—	—	5,227	—	5,227
Investments	505	11	—	2,914	—	3,430
Noncurrent receivables, net	98	—	—	910	—	1,008
Investments in and amounts due from subsidiaries eliminated upon consolidation	39,744	11	—	—	(39,755)	—
Property and equipment, net	—	1,644	—	3,320	—	4,964
Goodwill	—	—	—	14,657	—	14,657
Intangible assets, net	—	392	—	15,303	—	15,695
Other noncurrent assets	41	31	—	50	—	122
Total assets	$40,667	$2,225	$26	$47,630	$(39,764)	$50,784

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$—	$124	$3	$1,992	$—	$2,119
Accrued participations and residuals	—	—	—	1,255	—	1,255
Accrued expenses and other current liabilities	223	82	16	2,371	(9)	2,683
Current portion of long-term debt	550	—	—	4	—	554
Total current liabilities	773	206	19	5,622	(9)	6,611
Long-term debt, less current portion	9,142	888	—	69	(485)	9,614
Accrued participations, residuals and program obligations	—	—	—	873	—	873
Other noncurrent liabilities	1,032	262	—	2,127	—	3,421
Redeemable noncontrolling interests	—	—	—	184	—	184
Equity:
Total NBCUniversal member’s equity	29,720	869	7	38,394	(39,270)	29,720
Noncontrolling interests	—	—	—	361	—	361
Total equity	29,720	869	7	38,755	(39,270)	30,081
Total liabilities and equity	$40,667	$2,225	$26	$47,630	$(39,764)	$50,784

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2012

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Revenue	$5	$358	$39	$5,119	$(17)	$5,504
Costs and Expenses:
Operating costs and expenses	222	190	37	4,105	(32)	4,522
Depreciation	—	33	—	98	—	131
Amortization	—	3	—	186	—	189
	222	226	37	4,389	(32)	4,842
Operating income (loss)	(217)	132	2	730	15	662
Other Income (Expense):
Equity in net income of investees, net	833	6	—	59	(839)	59
Interest expense	(105)	(15)	—	1	3	(116)
Interest income	3	—	—	5	(3)	5
Other income (expense), net	(12)	—	—	8	(15)	(19)
	719	(9)	—	73	(854)	(71)
Income (loss) before income taxes	502	123	2	803	(839)	591
Income tax (expense) benefit	11	—	—	(53)	—	(42)
Net income (loss)	513	123	2	750	(839)	549
Net (income) loss attributable to noncontrolling interests	—	—	—	(36)	—	(36)
Net income (loss) attributable to NBCUniversal	$513	$123	$2	$714	$(839)	$513
Comprehensive income attributable to NBCUniversal	$495	$123	$2	$696	$(821)	$495

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2011

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Revenue	$1	$—	$—	$5,178	$—	$5,179
Costs and Expenses:
Operating costs and expenses	197	—	—	3,981	—	4,178
Depreciation	—	—	—	71	—	71
Amortization	—	—	—	183	—	183
	197	—	—	4,235	—	4,432
Operating income (loss)	(196)	—	—	943	—	747
Other Income (Expense):
Equity in net income of investees, net	928	—	—	106	(923)	111
Interest expense	(99)	—	—	2	—	(97)
Interest income	—	—	—	4	—	4
Other income (expense), net	(9)	—	—	(18)	—	(27)
	820	—	—	94	(923)	(9)
Income (loss) before income taxes	624	—	—	1,037	(923)	738
Income tax (expense) benefit	2	—	—	(72)	—	(70)
Net income (loss)	626	—	—	965	(923)	668
Net (income) loss attributable to noncontrolling interests	—	—	—	(42)	—	(42)
Net income (loss) attributable to NBCUniversal	$626	$—	$—	$923	$(923)	$626
Comprehensive income attributable to NBCUniversal	$622	$—	$—	$921	$(921)	$622

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2012

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Revenue	$11	$654	$68	$10,273	$(30)	$10,976
Costs and Expenses:
Operating costs and expenses	475	365	66	8,320	(45)	9,181
Depreciation	—	63	—	198	—	261
Amortization	—	6	—	365	—	371
	475	434	66	8,883	(45)	9,813
Operating income (loss)	(464)	220	2	1,390	15	1,163
Other Income (Expense):
Equity in net income of investees, net	1,566	6	—	132	(1,572)	132
Interest expense	(208)	(32)	—	2	7	(231)
Interest income	8	—	—	10	(7)	11
Other income (expense), net	(13)	—	—	1	(15)	(27)
	1,353	(26)	—	145	(1,587)	(115)
Income (loss) before income taxes	889	194	2	1,535	(1,572)	1,048
Income tax (expense) benefit	9	—	—	(91)	—	(82)
Net income (loss)	898	194	2	1,444	(1,572)	966
Net (income) loss attributable to noncontrolling interests	—	—	—	(68)	—	(68)
Net income (loss) attributable to NBCUniversal	$898	$194	$2	$1,376	$(1,572)	$898
Comprehensive income attributable to NBCUniversal	$881	$194	$2	$1,358	$(1,554)	$881

Condensed Consolidating Statement of Income

For the Period January 29, 2011 to June 30, 2011

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Revenue	$2	$—	$—	$8,088	$—	$8,090
Costs and Expenses:
Operating costs and expenses	348	—	—	6,349	—	6,697
Depreciation	—	—	—	118	—	118
Amortization	—	—	—	323	—	323
	348	—	—	6,790	—	7,138
Operating income (loss)	(346)	—	—	1,298	—	952
Other Income (Expense):
Equity in net income of investees, net	1,250	—	—	156	(1,259)	147
Interest expense	(168)	—	—	4	—	(164)
Interest income	—	—	—	7	—	7
Other income (expense), net	(17)	—	—	(26)	—	(43)
	1,065	—	—	141	(1,259)	(53)
Income (loss) before income taxes	719	—	—	1,439	(1,259)	899
Income tax (expense) benefit	1	—	—	(94)	—	(93)
Net income (loss)	720	—	—	1,345	(1,259)	806
Net (income) loss attributable to noncontrolling interests	—	—	—	(86)	—	(86)
Net income (loss) attributable to NBCUniversal	$720	$—	$—	$1,259	$(1,259)	$720
Comprehensive income attributable to NBCUniversal	$719	$—	$—	$1,260	$(1,260)	$719

Condensed Consolidating Statement of Income

For the Period January 1, 2011 to January 28, 2011

Predecessor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Revenue	$—	$—	$—	$1,206	$—	$1,206
Costs and Expenses:
Operating costs and expenses	65	—	—	1,106	—	1,171
Depreciation	—	—	—	19	—	19
Amortization	—	—	—	8	—	8
	65	—	—	1,133	—	1,198
Operating income (loss)	(65)	—	—	73	—	8
Other Income (Expense):
Equity in net income of investees, net	54	—	—	25	(54)	25
Interest expense	(32)	—	—	(5)	—	(37)
Interest income	—	—	—	4	—	4
Other income (expense), net	1	—	—	(30)	—	(29)
	23	—	—	(6)	(54)	(37)
Income (loss) before income taxes	(42)	—	—	67	(54)	(29)
Income tax (expense) benefit	19	—	—	(15)	—	4
Net income (loss)	(23)	—	—	52	(54)	(25)
Net (income) loss attributable to noncontrolling interests	—	—	—	2	—	2
Net income (loss) attributable to NBCUniversal	$(23)	$—	$—	$54	$(54)	$(23)
Comprehensive income attributable to NBCUniversal	$(20)	$—	$—	$61	$(61)	$(20)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Net cash provided by (used in) operating activities	$(713)	$258	$14	$2,171	$—	$1,730
Investing Activities:
Net transactions with affiliates	1,830	—	—	(1,830)	—	—
Capital expenditures	—	(62)	—	(205)	—	(267)
Cash paid for intangible assets	—	(3)	—	(35)	—	(38)
Purchases of investments	(3)	—	—	(48)	—	(51)
Other	(12)	—	—	14	—	2
Net cash provided by (used in) investing activities	1,815	(65)	—	(2,104)	—	(354)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(550)	—	—	—	—	(550)
Repurchases and repayments of third-party borrowings	—	—	—	(2)	—	(2)
Distributions to member	(243)	—	—	—	—	(243)
Repayments of borrowings from subsidiaries eliminated upon consolidation	95	(95)	—	—	—	—
Other	—	—	—	(149)	—	(149)
Net cash provided by (used in) financing activities	(698)	(95)	—	(151)	—	(944)
Increase (decrease) in cash and cash equivalents	404	98	14	(84)	—	432
Cash and cash equivalents, beginning of period	238	33	24	513	—	808
Cash and cash equivalents, end of period	$642	$131	$38	$429	$—	$1,240

Condensed Consolidating Statement of Cash Flows

For the Period January 29, 2011 to June 30, 2011

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Net cash provided by (used in) operating activities	$(507)	$—	$—	$1,527	$—	$1,020
Investing Activities:
Net transactions with affiliates	1,315	—	—	(1,315)	—	—
Capital expenditures	—	—	—	(130)	—	(130)
Cash paid for intangible assets	—	—	—	(35)	—	(35)
Proceeds from sale of businesses and investments	3	—	—	83	—	86
Purchases of investments	—	—	—	(6)	—	(6)
Other	—	—	—	2	—	2
Net cash provided by (used in) investing activities	1,318	—	—	(1,401)	—	(83)
Financing Activities:
Repurchases and repayments of third- party borrowings	—	—	—	(2)	—	(2)
Distributions to member	(151)	—	—	—	—	(151)
Dividends paid	(78)	—	—	—	—	(78)
Other	—	—	—	(93)	—	(93)
Net cash provided by (used in) financing activities	(229)	—	—	(95)	—	(324)
Increase (decrease) in cash and cash equivalents	582	—	—	31	—	613
Cash and cash equivalents, beginning of period	295	—	—	213	—	508
Cash and cash equivalents, end of period	$877	$—	$—	$244	$—	$1,121

Condensed Consolidating Statement of Cash Flows

For the Period January 1, 2011 to January 28, 2011

Predecessor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Net cash provided by (used in) operating activities	$(337)	$—	$—	$(292)	$—	$(629)
Investing Activities:
Net transactions with affiliates	365	—	—	(365)	—	—
Capital expenditures	—	—	—	(16)	—	(16)
Proceeds from sale of businesses and investments	—	—	—	331	—	331
Net cash provided by (used in) investing activities	365	—	—	(50)	—	315
Financing Activities:
Dividends paid	(8,041)	—	—	—	—	(8,041)
(Increase) decrease in short-term loans to GE, net	8,072	—	—	—	—	8,072
Repurchase of preferred stock interest	—	—	—	(332)	—	(332)
Other	—	—	—	1	—	1
Net cash provided by (used in) financing activities	31	—	—	(331)	—	(300)
Increase (decrease) in cash and cash equivalents	59	—	—	(673)	—	(614)
Cash and cash equivalents, beginning of period	236	—	—	848	—	1,084
Cash and cash equivalents, end of period	$295	$—	$—	$175	$—	$470

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading media and entertainment company that develops, produces and distributes entertainment, news and information, sports and other content for global audiences.

On January 28, 2011, Comcast closed the Joint Venture transaction in which it acquired control of the businesses of NBC Universal, Inc. and on July 1, 2011, we closed the Universal Orlando transaction in which we acquired the remaining 50% equity interest in Universal Orlando that we did not already own. For a more complete discussion of these transactions, refer to our consolidated financial statements included in our 2011 Annual Report on Form 10-K.

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

Headquarters and Other

Our other business interests primarily include equity method investments, such as A&E Television Networks, which owns and operates, among other channels, A&E, The History Channel, The Biography Channel and Lifetime, The Weather Channel Holding Corp. (“The Weather Channel”) and MSNBC.com. On July 9, 2012, we entered into an agreement to sell our equity method investment in A&E Television Networks and on July 13, 2012 we acquired the remaining 50% equity interest in MSNBC.com that we did not already own. See Note 4 to our condensed consolidated financial statements. For information on the performance of our equity method investments, see “Consolidated Other Income (Expense) Items” below and refer to the “Equity in Net Income of Investees, Net” heading within that section.

Headquarters and Other includes operating costs and expenses associated with corporate overhead, employee benefits and corporate initiatives.

Consolidated Operating Results

The following tables set forth our results of operations as reported in our condensed consolidated financial statements in accordance with GAAP. GAAP requires that we separately present our results for the periods from January 1, 2011 to January 28, 2011 (the “Predecessor period”) and from January 29, 2011 to June 30, 2011 (the “Successor period”). Management believes reviewing our operating results for the six months ended June 30, 2011 by combining the results of the Predecessor and Successor periods is more useful in identifying trends in, or reaching conclusions regarding, our overall operating performance and performs reviews at that level. Accordingly, in addition to presenting our results of operations as reported in our condensed consolidated financial statements in accordance with GAAP, the table below presents the non-GAAP combined results for the six months ended June 30, 2011, which we also use to compute the percentage change to the current year, as we believe this presentation provides the most meaningful basis for comparison of our results. The combined operating results may not reflect the actual results we would have achieved had the Joint Venture transaction closed prior to January 28, 2011 and may not be predictive of our future results of operations.

	Successor
	Three Months Ended June 30
(in millions)	2012	2011	% Change 2011 to 2012
Revenue	$5,504	$5,179	6.3%
Costs and Expenses:
Operating costs and expenses	4,522	4,178	8.2
Depreciation	131	71	84.1
Amortization	189	183	3.0
Operating income	662	747	(11.3)
Other income (expense) items, net	(71)	(9)	NM
Income (loss) before income taxes	591	738	(19.8)
Income tax (expense) benefit	(42)	(70)	(39.4)
Net income (loss)	549	668	(17.8)
Net (income) loss attributable to noncontrolling interests	(36)	(42)	(14.2)
Net income (loss) attributable to NBCUniversal	$513	$626	(18.0)%

	Successor		Predecessor	Combined
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2011	% Change 2011 to 2012
Revenue	$10,976	$8,090	$1,206	$9,296	18.1%
Costs and Expenses:
Operating costs and expenses	9,181	6,697	1,171	7,868	16.7
Depreciation	261	118	19	137	90.4
Amortization	371	323	8	331	11.7
Operating income	1,163	952	8	960	21.3
Other income (expense) items, net	(115)	(53)	(37)	(90)	28.4
Income (loss) before income taxes	1,048	899	(29)	870	20.5
Income tax (expense) benefit	(82)	(93)	4	(89)	(7.8)
Net income (loss)	966	806	(25)	781	23.8
Net (income) loss attributable to noncontrolling interests	(68)	(86)	2	(84)	(18.8)
Net income (loss) attributable to NBCUniversal	$898	$720	$(23)	$697	28.9%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Percentage changes that are considered not meaningful are denoted with NM.

The comparability of our consolidated results of operations was impacted by the Joint Venture transaction, which closed on January 28, 2011, and the Universal Orlando transaction, which closed on July 1, 2011. The results of operations of the Comcast Content Business and Universal Orlando are included in our consolidated financial statements following their respective transaction dates.

Each of our businesses is subject to seasonal and cyclical variations. Revenue and operating costs and expenses in our Broadcast Television segment are cyclical as a result of our periodic broadcasts of the Olympic Games and Super Bowl games. Because we broadcasted the 2012 Super Bowl in February 2012, during the six months ended June 30, 2012, our advertising revenue increased as a result of increased demand for advertising time and our operating costs and expenses also increased as a result of our production costs and amortization of the related rights fees. We also expect our advertising revenue and our programming and production costs to increase in the third quarter of 2012 due to our broadcast of the 2012 London Olympic Games, and we expect to pay substantially all of the related rights fees in the third quarter of 2012.

Consolidated Revenue

Consolidated revenue increased for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to increases in revenue in our Theme Parks segment resulting from the impact of the Universal Orlando transaction and our Cable Networks segment, which were partially offset by decreases in our Broadcast Television and Filmed Entertainment segments.

Consolidated revenue increased for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to increases in revenue in our Theme Parks and Cable Networks segments resulting from the impact of the Universal Orlando and Joint Venture transactions, respectively, as well as due to increases in our Broadcast Television and Filmed Entertainment segments. Revenue for our segments is discussed separately under the heading “Segment Operating Results.”

Consolidated Operating Costs and Expenses

Consolidated operating costs and expenses increased for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to increases in operating costs and expenses in our Theme Parks segment resulting from the impact of the Universal Orlando transaction as well as increases in our Cable Networks and Filmed Entertainment segments, which were partially offset by a decrease in our Broadcast Television segment.

Consolidated operating costs and expenses increased for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to increases in operating costs and expenses in our Theme Parks and Cable Networks segments resulting from the impact of the Universal Orlando and Joint Venture transactions, respectively, as well as increases in our Broadcast Television and Filmed Entertainment segments. Operating costs and expenses for our segments are discussed separately under the heading “Segment Operating Results.”

Depreciation and Amortization

Depreciation expense for the three and six months ended June 30, 2012 increased compared with the same periods in 2011 primarily due to the impact of consolidating Universal Orlando in the current year periods. Amortization expense for the three and six months ended June 30, 2012 increased compared with the same periods in 2011 primarily due to the amortization of the intangible assets recorded as a result of the Joint Venture and Universal Orlando transactions.

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

	Successor
	Three Months Ended June 30
(in millions)	2012	2011	% Change 2011 to 2012
Revenue
Cable Networks	$2,252	$2,173	3.6%
Broadcast Television	1,540	1,695	(9.1)
Filmed Entertainment	1,231	1,254	(1.8)
Theme Parks	539	521	3.4
Headquarters and Other	11	14	(20.7)
Eliminations	(69)	(478)	85.6
Total	$5,504	$5,179	6.3%
Operating Income (Loss) Before Depreciation and Amortization
Cable Networks	$788	$846	(6.8)%
Broadcast Television	196	190	2.7
Filmed Entertainment	(83)	27	NM
Theme Parks	235	225	4.2
Headquarters, other and eliminations	(154)	(287)	46.3
Total	$982	$1,001	(1.9)%

	Successor		Predecessor	Combined
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2011	% Change 2011 to 2012
Revenue
Cable Networks	$4,390	$3,573	$389	$3,962	10.8%
Broadcast Television	3,391	2,583	464	3,047	11.3
Filmed Entertainment	2,423	1,876	353	2,229	8.7
Theme Parks	951	796	115	911	4.4
Headquarters and Other	23	25	5	30	(23.7)
Eliminations	(202)	(763)	(120)	(883)	77.1
Total	$10,976	$8,090	$1,206	$9,296	18.1%
Operating Income (Loss) Before Depreciation and Amortization
Cable Networks	$1,593	$1,445	$143	$1,588	0.3%
Broadcast Television	186	225	(16)	209	(11.1)
Filmed Entertainment	(77)	(116)	1	(115)	33.3
Theme Parks	392	322	37	359	9.0
Headquarters, other and eliminations	(299)	(483)	(130)	(613)	51.2
Total	$1,795	$1,393	$35	$1,428	25.7%

Cable Networks Segment — Results of Operations

	Successor
	Three Months Ended June 30
(in millions)	2012	2011	% Change 2011 to 2012
Revenue
Distribution	$1,167	$1,093	6.8%
Advertising	924	887	4.1
Content licensing and other	161	193	(16.2)
Total revenue	2,252	2,173	3.6
Operating costs and expenses	1,464	1,327	10.3
Operating income before depreciation and amortization	$788	$846	(6.8)%

	Successor		Predecessor	Combined
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2011	% Change 2011 to 2012
Revenue
Distribution	$2,310	$1,859	$188	$2,047	12.8%
Advertising	1,738	1,425	162	1,587	9.5
Content licensing and other	342	289	39	328	4.7
Total revenue	4,390	3,573	389	3,962	10.8
Operating costs and expenses	2,797	2,128	246	2,374	17.8
Operating income before depreciation and amortization	$1,593	$1,445	$143	$1,588	0.3%

Cable Networks Segment — Revenue

Our Cable Networks revenue increased for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to increases in distribution and advertising revenue partially offset by a decrease in content licensing revenue. The increase in distribution revenue was primarily due to rate increases, and the increase in advertising revenue was primarily due to increases in the price and volume of advertising units sold, which were partially offset by the impact of audience ratings declines. The decrease in content licensing revenue was primarily due to the impact of licensing arrangements that were entered into in the prior year.

Our Cable Networks revenue for the six months ended June 30, 2012 included six months of operating results of the Comcast Content Business, compared to five months of operating results for the same period in 2011, which accounted for $231 million of the increase in revenue. The remaining increase was due to increases in distribution and advertising revenue. The increase in distribution revenue was primarily due to rate increases, and the increase in advertising revenue was primarily due to increases in the price and volume of advertising units sold.

For both the three and six months ended June 30, 2012, 13% of our total Cable Networks segment revenue was generated from transactions with Comcast. For the three and six months ended June 30, 2011, 12% and 13%, respectively, of our total Cable Networks segment revenue was generated from transactions with Comcast.

Cable Networks Segment — Operating Costs and Expenses

Our operating costs and expenses increased for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to higher programming and production expenses resulting from our continuing investment in original programming and an increase in sports rights costs.

Our operating costs and expenses for the six months ended June 30, 2012 included six months of operating expenses of the Comcast Content Business, compared to five months of operating expenses for the same period in 2011, which accounted for $168 million of the increase in operating expenses. The remaining increase is primarily due to higher programming and production expenses resulting from our continuing investment in original programming and an increase in sports rights costs.

Broadcast Television Segment — Results of Operations

	Successor
	Three Months Ended June 30
(in millions)	2012	2011	% Change 2011 to 2012
Revenue
Advertising	$1,113	$1,114	(0.2)%
Content licensing	331	462	(28.4)
Other	96	119	(18.1)
Total revenue	1,540	1,695	(9.1)
Operating costs and expenses	1,344	1,505	(10.6)
Operating income before depreciation and amortization	$196	$190	2.7%

	Successor		Predecessor	Combined
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2011	% Change 2011 to 2012
Revenue
Advertising	$2,379	$1,709	$315	$2,024	17.5%
Content licensing	788	681	111	792	(0.5)
Other	224	193	38	231	(2.9)
Total revenue	3,391	2,583	464	3,047	11.3
Operating costs and expenses	3,205	2,358	480	2,838	12.9
Operating income (loss) before depreciation and amortization	$186	$225	$(16)	$209	(11.1)%

Broadcast Television Segment — Revenue

Our Broadcast Television revenue decreased for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to a decrease in content licensing revenue resulting from the impact of licensing agreements for our prior season and library content that were entered into in the prior year period.

Our Broadcast Television revenue increased for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to an increase in advertising revenue. The increase in advertising revenue was primarily due to $259 million associated with the broadcast of the 2012 Super Bowl, as well as increases in the price of advertising units sold.

Broadcast Television Segment — Operating Costs and Expenses

Our operating costs and expenses decreased for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to a decrease in the amortization of television costs associated with the corresponding decrease in content licensing revenue.

Our operating costs and expenses increased for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to higher programming and production expenses associated with our broadcast of the 2012 Super Bowl.

Filmed Entertainment Segment — Results of Operations

	Successor
	Three Months Ended June 30		% Change 2011 to 2012
(in millions)	2012	2011
Revenue
Theatrical	$465	$501	(7.2)%
Content licensing	358	312	14.6
Home entertainment	317	313	1.3
Other	91	128	(28.7)
Total revenue	1,231	1,254	(1.8)
Operating costs and expenses	1,314	1,227	7.1
Operating income (loss) before depreciation and amortization	$(83)	$27	NM

	Successor		Predecessor	Combined
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2011	% Change 2011 to 2012
Revenue
Theatrical	$766	$620	$58	$678	13.0%
Content licensing	759	530	171	701	8.2
Home entertainment	697	520	96	616	13.1
Other	201	206	28	234	(13.7)
Total revenue	2,423	1,876	353	2,229	8.7
Operating costs and expenses	2,500	1,992	352	2,344	6.7
Operating income (loss) before depreciation and amortization	$(77)	$(116)	$1	$(115)	33.3%

Filmed Entertainment Segment — Revenue

Our Filmed Entertainment revenue decreased for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to a decrease in theatrical revenue resulting from the performance of our 2012 releases, including Battleship, compared to the prior year, which included Fast Five and Bridesmaids, and lower revenue from our stage plays business, which were partially offset by an increase in content licensing revenue.

Our Filmed Entertainment revenue increased for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to increases in theatrical and home entertainment revenue. The increase in theatrical revenue was primarily due to the performance of Dr. Seuss’ The Lorax and Safe House, which were released in the first quarter of 2012. The increase in home entertainment revenue was primarily due to an increase in the number of titles released in 2012, which included Hop, Tower Heist and Safe House.

Filmed Entertainment Segment — Operating Costs and Expenses

Our operating costs and expenses increased for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to higher marketing costs associated with promoting our theatrical releases in the second quarter of 2012 and increases in the amortization of film costs associated with our 2012 slate, including the impact from the underperformance of Battleship.

Our operating costs and expenses increased for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to higher amortization of film costs resulting from the corresponding increase in theatrical revenue and the underperformance of Battleship, as well as an increase in marketing costs associated with our 2012 theatrical and home entertainment releases.

Theme Parks Segment — Results of Operations

The tables below includes 100% of the results of operations for Universal Orlando for all amounts presented in order to reflect our measure of operating income (loss) before depreciation and amortization for our Theme Parks segment.

	Successor
	Three Months Ended June 30		% Change 2011 to 2012
(in millions)	2012	2011
Revenue	$539	$521	3.4%
Operating costs and expenses	304	296	2.7
Operating income before depreciation and amortization	$235	$225	4.2%

	Successor		Predecessor	Combined
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2011	% Change 2011 to 2012
Revenue	$951	$796	$115	$911	4.4%
Operating costs and expenses	559	474	78	552	1.3
Operating income before depreciation and amortization	$392	$322	$37	$359	9.0%

Theme Parks Segment — Revenue

Our Theme Parks segment revenue increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to increases in per capita spending and higher guest attendance at our Universal theme parks.

Theme Parks Segment — Operating Costs and Expenses

Our Theme Parks segment operating costs and expenses increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to additional costs associated with higher guest attendance at our Universal theme parks.

Headquarters, Other and Eliminations

Headquarters and other operating costs and expenses increased for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to increases in personnel and administrative costs.

Headquarters and other operating costs and expenses decreased for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to $104 million of transaction-related costs associated with the Joint Venture transaction, including severance and other compensation-related costs, included in the prior year period.

Eliminations include the results of operations for Universal Orlando for the three and six months ended June 30, 2011. Our Theme Parks segment had included the results of operations of Universal Orlando for these periods because these amounts had reflected our segment performance measure. These amounts were not included when we measured our consolidated results of operations for the three and six months ended June 30, 2011 because we recorded Universal Orlando as an equity method investment.

Consolidated Other Income (Expense) Items

	Successor
	Three Months Ended June 30
(in millions)	2012	2011
Equity in net income of investees, net	$59	$111
Interest expense	(116)	(97)
Interest income	5	4
Other income (expense), net	(19)	(27)
Total	$(71)	$(9)

	Successor		Predecessor	Combined
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2011
Equity in net income of investees, net	$132	$147	$25	$172
Interest expense	(231)	(164)	(37)	(201)
Interest income	11	7	4	11
Other income (expense), net	(27)	(43)	(29)	(72)
Total	$(115)	$(53)	$(37)	$(90)

Equity in Net Income of Investees, Net

The decreases in equity in net income of investees, net for the three and six months ended June 30, 2012 compared to the same periods in 2011 were primarily due to the impact of the consolidation of Universal Orlando, which was accounted for as an equity method investment in the same periods in 2011.

Interest Expense

Interest expense increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to the impact of consolidating Universal Orlando’s debt following the close of the Universal Orlando transaction.

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

We maintain significant availability under our lines of credit and our commercial paper program to meet our short-term liquidity requirements. As of June 30, 2012, $1.4 billion was available under our revolving credit facility.

Operating Activities

Components of Net Cash Provided by Operating Activities

	Successor		Predecessor	Combined
(in millions)	Six Months Ended June 30, 2012	For the Period January 29, 2011 to June 30, 2011	For the Period January 1, 2011 to January 28, 2011	Six Months Ended June 30, 2011
Operating income	$1,163	$952	$8	$960
Depreciation and amortization	632	441	27	468
Operating income before depreciation and amortization	1,795	1,393	35	1,428
Noncash compensation	4	13	48	61
Changes in operating assets and liabilities	145	(245)	(220)	(465)
Cash basis operating income	1,944	1,161	(137)	1,024
Payments of interest	(230)	(207)	(1)	(208)
Payments of income taxes	(84)	(76)	(493)	(569)
Proceeds from investments and other	100	142	2	144
Net cash provided by (used in) operating activities	$1,730	$1,020	$(629)	$391

The changes in operating assets and liabilities for the six months ended June 30, 2012 compared to the same period in 2011 primarily relate to a decrease in film and television costs and the timing of payments of operating items, including deferred revenue and participations and residuals.

The decrease in income tax payments for the six months ended June 30, 2012 is primarily due to amounts paid in the prior year in preparation for the closing of the Joint Venture transaction.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 consisted primarily of capital expenditures and purchases of investments.

In the second half of 2012, we expect to receive $3 billion in cash proceeds related to the redemption of our 15.8% equity interest in A&E Television Networks. Under certain limited circumstances, the proceeds would be paid in cash and in the form of a senior note issued by A&E Television Networks. A portion of the proceeds will be used to meet Comcast’s and GE’s obligation to pay taxes associated with the transaction. We will not receive dividends from A&E Television Networks following the close of the transaction. During the six months ended June 30, 2012 and 2011, we received $102 million and $90 million, respectively, in dividends from A&E Television Networks, which were included in net cash provided by operating activities.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2012 consisted primarily of $550 million of net repayments of our outstanding commercial paper and tax distributions to NBCUniversal Holdings of $243 million, of which $124 million was attributable to Comcast and $119 million was attributable to GE.

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
101

The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President (Principal Accounting Officer)

Date: August 1, 2012