Form 10-Q
period 2012-09-30
NBCUniversal Media, LLC
filed 2012-10-26
CIK 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011 (Unaudited)	1
	Condensed Consolidated Statement of Income for the Three Months Ended September 30, 2012 and 2011 (Unaudited)	2
	Condensed Consolidated Statement of Income for the Nine Months Ended September 30, 2012 and the Periods Ended September 30, 2011 and January 28, 2011 (Unaudited)	3
	Condensed Consolidated Statement of Comprehensive Income for the Three Months Ended September 30, 2012 and 2011, the Nine Months Ended September 30, 2012 and the Periods Ended September 30, 2011 and January 28, 2011 (Unaudited)	4
	Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2012 and the Periods Ended September 30, 2011 and January 28, 2011 (Unaudited)	5
	Condensed Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2012 and the Periods Ended September 30, 2011 and January 28, 2011 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 4.	Controls and Procedures	39
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 6.	Exhibits	39
SIGNATURES		40

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2012. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to NBCUniversal Media, LLC and its consolidated subsidiaries as “NBCUniversal,” “we,” “us” and “our;” NBCUniversal, LLC as “NBCUniversal Holdings;” Comcast Corporation as “Comcast;” and General Electric Company as “GE.”

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

	Successor
(in millions)	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$4,214	$808
Receivables, net	4,265	3,557
Programming rights	970	987
Other current assets	372	329
Total current assets	9,821	5,681
Film and television costs	4,920	5,227
Investments	1,195	3,430
Noncurrent receivables, net	1,038	1,008
Property and equipment, net of accumulated depreciation of $980 and $637	5,213	4,964
Goodwill	14,872	14,657
Intangible assets, net of accumulated amortization of $3,038 and $2,462	15,502	15,695
Other noncurrent assets	177	122
Total assets	$52,738	$50,784
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$2,464	$2,119
Accrued participations and residuals	1,282	1,255
Program obligations	556	508
Deferred revenue	760	728
Accrued expenses and other current liabilities	1,315	1,447
Current portion of long-term debt	458	554
Total current liabilities	6,835	6,611
Long-term debt, less current portion	9,235	9,614
Accrued participations, residuals and program obligations	891	873
Deferred revenue	382	381
Deferred income taxes	242	110
Other noncurrent liabilities	2,979	2,930
Commitments and contingencies
Redeemable noncontrolling interests	133	184
Equity:
Member’s capital	31,685	29,798
Accumulated other comprehensive income (loss)	(61)	(78)
Total NBCUniversal member’s equity	31,624	29,720
Noncontrolling interests	417	361
Total equity	32,041	30,081
Total liabilities and equity	$52,738	$50,784

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

	Successor
	Three Months Ended September 30
(in millions)	2012	2011
Revenue	$6,822	$5,200
Costs and Expenses:
Operating costs and expenses	5,682	4,249
Depreciation	141	144
Amortization	196	188
	6,019	4,581
Operating income	803	619
Other Income (Expense):
Equity in net income of investees, net	37	55
Interest expense	(117)	(114)
Interest income	9	6
Other income (expense), net	1,061	(9)
	990	(62)
Income before income taxes	1,793	557
Income tax (expense) benefit	(72)	(56)
Net income (loss)	1,721	501
Net (income) loss attributable to noncontrolling interests	(49)	(32)
Net income (loss) attributable to NBCUniversal	$1,672	$469

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

	Successor		Predecessor
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011
Revenue	$17,798	$13,290	$1,206
Costs and Expenses:
Operating costs and expenses	14,863	10,946	1,171
Depreciation	402	262	19
Amortization	567	511	8
	15,832	11,719	1,198
Operating income	1,966	1,571	8
Other Income (Expense):
Equity in net income of investees, net	169	202	25
Interest expense	(348)	(278)	(37)
Interest income	20	13	4
Other income (expense), net	1,034	(52)	(29)
	875	(115)	(37)
Income (loss) before income taxes	2,841	1,456	(29)
Income tax (expense) benefit	(154)	(149)	4
Net income (loss)	2,687	1,307	(25)
Net (income) loss attributable to noncontrolling interests	(117)	(118)	2
Net income (loss) attributable to NBCUniversal	$2,570	$1,189	$(23)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Successor
	Three Months Ended September 30
(in millions)	2012	2011
Net income (loss)	$1,721	$501
Employee benefit obligations, net	15	(4)
Currency translation adjustments, net	20	(8)
Other, net	(1)	—
Comprehensive income (loss)	1,755	489
Net (income) loss attributable to noncontrolling interests	(49)	(32)
Comprehensive income (loss) attributable to NBCUniversal	$1,706	$457

	Successor		Predecessor
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011
Net income (loss)	$2,687	$1,307	$(25)
Employee benefit obligations, net	6	(9)	4
Currency translation adjustments, net	11	(2)	1
Other, net	—	(2)	(2)
Comprehensive income (loss)	2,704	1,294	(22)
Net (income) loss attributable to noncontrolling interests	(117)	(118)	2
Comprehensive income (loss) attributable to NBCUniversal	$2,587	$1,176	$(20)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Successor		Predecessor
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011
Net cash provided by (used in) operating activities	$2,529	$1,712	$(629)
Investing Activities
Capital expenditures	(476)	(237)	(16)
Cash paid for intangible assets	(61)	(50)	—
Acquisitions, net of cash acquired	(95)	(746)	—
Proceeds from sale of businesses and investments	3,025	117	331
Purchases of investments	(70)	(11)	—
Other	(9)	(8)	—
Net cash provided by (used in) investing activities	2,314	(935)	315
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(550)	949	—
Repurchases and repayments of debt	(4)	(1,043)	—
Proceeds from borrowings from Comcast	—	250	—
(Increase) decrease in short-term loans to GE, net	—	—	8,072
Dividends paid	—	(78)	(8,041)
Distributions to member	(693)	(176)	—
Repurchase of preferred stock interest	—	—	(332)
Contributions from noncontrolling interests	6	2	1
Distributions to noncontrolling interests	(155)	(143)	—
Purchases of noncontrolling interests	(41)	—	—
Net cash provided by (used in) financing activities	(1,437)	(239)	(300)
Increase (decrease) in cash and cash equivalents	3,406	538	(614)
Cash and cash equivalents, beginning of period	808	508	1,084
Cash and cash equivalents, end of period	$4,214	$1,046	$470

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

Predecessor (in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, January 1, 2011	$—	$23,592	$320	$(13)	$(82)	$23,817
Compensation plans		48				48
Dividends declared		(7,846)	(297)			(8,143)
Other		(331)			2	(329)
Other comprehensive income (loss)				3		3
Net income (loss)			(23)		(2)	(25)
Balance, January 28, 2011	$—	$15,463	$—	$(10)	$(82)	$15,371

Successor (in millions)	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Member’s equity, remeasured at January 28, 2011	$24,089	$—	$262	$24,351
Contribution of Comcast Content Business	4,344	—	57	4,401
Total member’s equity at January 28, 2011	28,433	—	319	28,752
Compensation plans	14			14
Dividends declared	(176)			(176)
Issuance of subsidiary shares to noncontrolling interests	89		43	132
Contributions from (distributions to) noncontrolling interests, net			(139)	(139)
Other	(180)		14	(166)
Other comprehensive income (loss)		(13)		(13)
Net income (loss)	1,189		110	1,299
Balance, September 30, 2011	$29,369	$(13)	$347	$29,703

Balance, January 1, 2012	$29,798	$(78)	$361	$30,081
Compensation plans	6			6
Dividends declared	(693)			(693)
Contributions from (distributions to) noncontrolling interests, net			(134)	(134)
Other	4		84	88
Other comprehensive income (loss)		17		17
Net income (loss)	2,570		106	2,676
Balance, September 30, 2012	$31,685	$(61)	$417	$32,041

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

Note 2: Related Party Transactions

In the ordinary course of our business, we enter into transactions with Comcast and GE. We generate revenue from Comcast primarily from the distribution of our cable network programming and, to a lesser extent, the sale of advertising and our owned programming, and we incur expenses primarily related to various support services provided by Comcast to us. We generate revenue from transactions with GE and its affiliates primarily from the sale of advertising and incur expenses primarily related to leased assets and our monetization program previously held with GE and its affiliates. In addition, we are required to make distributions to NBCUniversal Holdings on a quarterly basis to enable its indirect owners (Comcast and GE) to meet their obligations to pay taxes on taxable income generated by our businesses.

During the nine months ended September 30, 2012, we made tax distributions to NBCUniversal Holdings of $693 million, of which $353 million was attributable to Comcast and $340 million was attributable to GE. During the period January 29, 2011 through September 30, 2011, we made tax distributions to NBCUniversal Holdings of $176 million, of which $90 million was attributable to Comcast and $86 million was attributable to GE.

We also provide management services to, and receive license fees from, certain of our equity method investees.

The following tables present the related party transactions included in our condensed consolidated financial statements.

Condensed Consolidated Balance Sheet

	Successor
(in millions)	September 30, 2012	December 31, 2011
Transactions with Comcast and Affiliates
Receivables, net	$215	$201
Accounts payable and accrued expenses related to trade creditors	$17	$35
Accrued expenses and other current liabilities	$2	$10
Transactions with GE and Affiliates
Receivables, net	$9	$19
Accounts payable and accrued expenses related to trade creditors	$6	$70
Accrued expenses and other current liabilities	$—	$11
Current portion of long-term debt	$5	$—
Long-term debt, less current portion	$80	$—
Transactions with Other Related Parties
Receivables, net	$47	$54
Accrued expenses and other current liabilities	$—	$4

Condensed Consolidated Statement of Income

	Successor
	Three Months Ended September 30
(in millions)	2012	2011
Transactions with Comcast and Affiliates
Revenue	$354	$290
Operating costs and expenses	$(37)	$(16)
Transactions with GE and Affiliates
Revenue	$44	$4
Operating costs and expenses	$(21)	$(20)
Other income (expense)	$(2)	$(7)
Transactions with Other Related Parties
Revenue	$21	$28

	Successor		Predecessor
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011
Transactions with Comcast and Affiliates
Revenue	$1,002	$773	N/A
Operating costs and expenses	$(137)	$(48)	N/A
Transactions with GE and Affiliates
Revenue	$117	$42	$4
Operating costs and expenses	$(65)	$(50)	$(50)
Other income (expense)	$(3)	$(23)	$(1)
Transactions with Other Related Parties
Revenue	$73	$109	$22

Note 3: Film and Television Costs

	Successor
(in millions)	September 30, 2012	December 31, 2011
Film Costs:
Released, less amortization	$1,518	$1,428
Completed, not released	137	148
In production and in development	1,020	1,374
	2,675	2,950
Television Costs:
Released, less amortization	1,013	1,002
In production and in development	203	201
	1,216	1,203
Programming rights, less amortization	1,999	2,061
	5,890	6,214
Less: Current portion of programming rights	970	987
Film and television costs	$4,920	$5,227

Note 4: Investments

	Successor
(in millions)	September 30, 2012	December 31, 2011
Available-for-sale securities	$21	$21
Equity Method:
A&E Television Networks	—	2,021
The Weather Channel	469	463
MSNBC.com	—	174
Other	522	583
	991	3,241
Cost method	183	168
Total investments	$1,195	$3,430

A&E Television Networks

In March 2012, we exercised an option that required A&E Television Networks LLC (“A&E Television Networks”) to redeem a substantial portion of our equity interest in A&E Television Networks. In July 2012, we entered into a redemption agreement with A&E Television Networks whereby A&E Television Networks agreed to redeem our entire 15.8% equity interest for $3 billion.

In August 2012, we closed this transaction, received cash proceeds of $3 billion and recognized a pretax gain of $1 billion, which is included in other income (expense), net in our condensed consolidated statement of income. We used a portion of the cash proceeds to make tax distributions of $323 million to NBCUniversal Holdings in the three months ended September 30, 2012, for taxes incurred by Comcast and GE associated with this transaction.

MSNBC.com

In July 2012, we acquired the remaining 50% equity interest in MNSBC Interactive News, LLC and other related entities (“MSNBC.com”) that we did not already own. The total purchase price was $195 million, which was net of $100 million of cash and cash equivalents held at MSNBC.com that were acquired in the transaction, which were not previously attributable to us. MSNBC.com is now a wholly owned consolidated subsidiary.

Note 5: Goodwill

Successor (in millions)	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Total
Balance, December 31, 2011	$12,744	$772	$1	$1,140	$14,657
Acquisitions	311	—	—	—	311
Adjustments	(24)	(11)	—	(61)	(96)
Balance, September 30, 2012	$13,031	$761	$1	$1,079	$14,872

The increase in goodwill in our Cable Networks segment primarily relates to $232 million of goodwill associated with the acquisition of MSNBC.com and $71 million of goodwill associated with the acquisition of a controlling interest in a previously held equity method investment based in Brazil. The preliminary allocation of purchase price for these acquisitions, including the changes in goodwill, are not yet final and are subject to change. We will finalize the amounts recognized as we obtain the information necessary to complete the analyses, but no later than July 2013 and May 2013, respectively.

Note 6: Long-Term Debt

As of September 30, 2012, our debt had an estimated fair value of $11 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

In October 2012, we issued $1 billion aggregate principal amount of 2.875% senior notes due 2023 and $1 billion aggregate principal amount of 4.450% senior notes due 2043. A portion of the proceeds from this issuance will be used to redeem in November 2012 the $260 million aggregate principal amount outstanding of Universal Orlando’s 8.875% senior notes due 2015 and the $146 million aggregate principal amount outstanding of Universal Orlando’s 10.875% senior subordinated notes due 2016. The carrying amount of these senior notes and senior subordinated notes was recorded in the current portion of long-term debt in our condensed consolidated balance sheet as of September 30, 2012.

Commercial Paper Program

During the nine months ended September 30, 2012, our net repayments of commercial paper were $550 million.

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

We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

During the three and nine months ended September 30, 2012, there were no significant changes in the composition of any of our derivative financial instruments or their classification in our condensed consolidated balance sheet. In addition, the impact of our derivative financial instruments on our condensed consolidated financial statements was not material for the three and nine months ended September 30, 2012 or for any of the prior year periods presented.

See Note 8 for additional information on the fair value of our derivative financial instruments as of September 30, 2012 and December 31, 2011.

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

Recurring Fair Value Measures

	Fair Value as of
	September 30, 2012				December 31, 2011
Successor (in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Interest rate swap agreements	$—	$34	$—	$34	$30
Available-for-sale securities	—	—	21	21	21
Foreign exchange contracts	—	10	—	10	10
Total	$—	$44	$21	$65	$61
Liabilities
Contractual obligations	$—	$—	$984	$984	$1,004
Foreign exchange contracts	—	15	—	15	8
Total	$—	$15	$984	$999	$1,012

The fair values of the contractual obligations are primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. The most significant unobservable input we use is our estimate of the future revenue we expect to generate from certain of our entities. The discount rates used in the measurements of fair value were between 11% and 13% and are based on the underlying risk associated with our estimate of future revenue, as well as the terms of the respective contracts. The fair value adjustments to these financial liabilities are recorded in other income (expense), net in our condensed consolidated statement of income.

Changes in Contractual Obligations

Successor (in millions)
Balance, December 31, 2011	$1,004
Acquisition accounting adjustments	(20)
Fair value adjustments	65
Payments	(65)
Balance, September 30, 2012	$984

Nonrecurring Fair Value Measures

We have assets and liabilities required to be recorded at fair value on a nonrecurring basis when certain circumstances occur. In the case of film or stage play production costs, upon the occurrence of an event or change in circumstance that may indicate that the fair value of a production is less than its unamortized costs, we determine the fair value of the production and record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The estimate of fair value of a production is determined using Level 3 inputs, primarily an analysis of future expected cash flows. Fair value adjustments of $155 million were recorded during the nine months ended September 30, 2012.

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

	Successor		Predecessor
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011
Net income (loss) attributable to NBCUniversal	$2,570	$1,189	$(23)
Transfers from (to) noncontrolling interests:
Increase in NBCUniversal member’s capital resulting from the purchases of noncontrolling equity interest	4	89	—
Changes in member’s equity from net income (loss) attributable to NBCUniversal and transfers from (to) noncontrolling interests	$2,574	$1,278	$(23)

Redeemable Noncontrolling Interests

	Successor
	Three Months Ended September 30
(in millions)	2012	2011
Beginning balance	$131	$144
Additions	—	40
Distributions	—	(2)
Net income attributable to noncontrolling interest	2	—
Ending balance	$133	$182

	Successor
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011
Beginning balance	$184	$136
Additions	—	40
Distributions	(15)	(2)
Purchases	(47)	—
Net income attributable to noncontrolling interest	11	8
Ending balance	$133	$182

Note 10: Pension Plans and Postretirement Benefits

The tables below present the components of net periodic benefit expense related to the pension plans and postretirement benefit plans that we established following the close of the Joint Venture transaction.

	Successor
	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service cost	$32	$1	$27	$1
Interest cost	4	2	3	2
Other	—	—	—	—
Total benefits expense	$36	$3	$30	$3

	Successor
	Nine Months Ended September 30, 2012		For the Period January 29, 2011 to September 30, 2011
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service cost	$95	$5	$72	$4
Interest cost	13	6	9	6
Other	(2)	—	—	—
Total benefits expense	$106	$11	$81	$10

In April 2012, we provided funding to our qualified defined benefit plan of $76 million. The expected return on the plan assets is 5%.

In October 2012, we provided notice to our plan participants of an amendment to both the qualified and nonqualified NBCUniversal defined benefit plans that will freeze future benefits effective December 31, 2012. In addition, effective January 1, 2013, we will provide additional benefits to eligible employees through our other retirement benefit plans.

Note 11: Share-Based Compensation

Certain of our employees receive awards of stock options and restricted share units (“RSUs”) under various Comcast plans and participate in employee stock purchase plans. The expense associated with participation in these equity plans, including the expense associated with awards to former Comcast employees who had nonvested equity awards as of the closing date, is settled in cash with Comcast. In addition, while the majority of GE granted stock options and RSUs vested in conjunction with the Joint Venture transaction, some of our employees continue to vest in GE equity plans.

Recognized Share-Based Compensation Expense—Comcast and GE Equity Awards

	Successor
	Three Months Ended September 30
(in millions)	2012	2011
Comcast Equity Awards:
Stock options	$4	$5
Restricted share units	6	5
Employee stock purchase plans	1	—
	11	10
GE Equity Awards:
Stock options	$1	$2
Restricted share units	1	(1)
	2	1
Total	$13	$11

	Successor		Predecessor
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011
Comcast Equity Awards:
Stock options	$12	$9	$—
Restricted share units	21	13	—
Employee stock purchase plans	3	—	—
	36	22	—
GE Equity Awards:
Stock options	$2	$3	$32
Restricted share units	4	11	(1)
	6	14	31
Total	$42	$36	$31

Note 12: Supplemental Financial Information

Receivables

	Successor
(in millions)	September 30, 2012	December 31, 2011
Receivables, gross	$4,557	$4,019
Less: Allowance for returns and customer incentives	251	425
Less: Allowance for doubtful accounts	41	37
Receivables, net	$4,265	$3,557

Accumulated Other Comprehensive Income (Loss)

	Successor
(in millions)	September 30, 2012	September 30, 2011
Unrealized gains (losses) on derivative financial instruments	$—	$(2)
Unrecognized gains (losses) on employee benefit obligations	(58)	(9)
Cumulative translation adjustments	(3)	(2)
Accumulated other comprehensive income (loss), net of deferred taxes	$(61)	$(13)

Operating Costs and Expenses

	Successor
	Three Months Ended September 30
(in millions)	2012	2011
Programming and production	$3,922	$2,650
Advertising, marketing and promotion	516	468
Other	1,244	1,131
Operating costs and expenses (excluding depreciation and amortization)	$5,682	$4,249

	Successor		Predecessor
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011
Programming and production	$9,608	$6,725	$711
Advertising, marketing and promotion	1,763	1,378	153
Other	3,492	2,843	307
Operating costs and expenses (excluding depreciation and amortization)	$14,863	$10,946	$1,171

Net Cash Provided by Operating Activities

	Successor		Predecessor
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011
Net income (loss)	$2,687	$1,307	$(25)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	969	773	27
Amortization of film and television costs	7,255	4,748	549
Noncash compensation expense	6	14	48
Equity in net income of investees, net	(169)	(202)	(25)
Cash received from investees	174	221	—
Net (gain) loss on investment activity and other	(1,095)	7	27
Deferred income taxes	26	18	(473)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in receivables, net	(740)	(4)	(675)
Change in film and television costs	(7,156)	(5,280)	(590)
Change in accounts payable and accrued expenses related to trade creditors	201	(140)	399
Change in accrued participations and residuals, program obligations and deferred revenue	139	129	127
Change in other operating assets and liabilities	232	121	(18)
Net cash provided by (used in) operating activities	$2,529	$1,712	$(629)

Cash Payments for Interest and Income Taxes

	Successor		Predecessor
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011
Interest	$235	$213	$1
Income taxes	$127	$112	$493

Other Cash Flow Information

As of January 28, 2011 (in millions)
Cash and cash equivalents at end of Predecessor period	$470
Comcast Content Business contributed cash balances	38
Cash and cash equivalents at beginning of Successor period	$508

Noncash Investing and Financing Activities

During the nine months ended September 30, 2012, we:

•	acquired controlling interests in MSNBC.com and a previously held equity method investment based in Brazil

•	entered into a capital lease transaction that resulted in an increase in property and equipment and debt of $85 million

Note 13: Receivables Monetization

We monetize certain of our accounts receivable under programs with a syndicate of banks. We transfer, at fair value, a significant portion of our accounts receivable that are to be monetized to NBCU Receivables Funding LLC (“Funding LLC”), a wholly owned subsidiary of ours. The operating activities of Funding LLC are restricted to the transfer and sale of the monetized receivables to a third-party syndicate of banks. Due to these restrictions, Funding LLC is considered a variable interest entity, which we consolidate because we are the primary beneficiary. The assets and liabilities of this entity primarily represent the receivables and cash receipts that are not yet remitted to the programs as of the balance sheet date.

We account for receivables monetized through these programs as sales in accordance with the appropriate accounting guidance. We receive deferred consideration from the assets sold in the form of a receivable, which is funded by residual cash flows after the senior interests have been fully paid. The deferred consideration is recorded in receivables, net at its initial fair value, which reflects the net cash flows we expect to receive related to these interests. The accounts receivable we sold that underlie the deferred consideration are generally short-term in nature and, therefore, the fair value of the deferred consideration approximated its carrying value as of September 30, 2012.

We are responsible for servicing the receivables and remitting collections to the purchasers under the monetization programs. We perform this service for a fee that is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded in our condensed consolidated balance sheet as of September 30, 2012. The servicing fees are a component of net (loss) gain on sale, which is presented in the table below.

Effect on Income from Receivables Monetization and Cash Flows on Transfers

	Successor
	Three Months Ended September 30
(in millions)	2012	2011
Interest (expense)	$(3)	$—
Net (loss) gain on sale(a)	$—	$(7)
Net cash proceeds (payments) on transfers(b)	$293	$(168)

	Successor		Predecessor
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011
Interest (expense)	$(9)	$—	$—
Net (loss) gain on sale(a)	$(1)	$(24)	$1
Net cash proceeds (payments) on transfers(b)	$70	$(542)	$(177)

(a)	Net (loss) gain on sale is included in other income (expense), net in our condensed consolidated statement of income.

(b)	Net cash proceeds (payments) on transfers are included within net cash provided by operating activities in our condensed consolidated statement of cash flows.

Receivables Monetized and Deferred Consideration

	Successor
(in millions)	September 30, 2012	December 31, 2011
Monetized receivables sold	$896	$961
Deferred consideration	$372	$268

In addition to the amounts presented above, we had $1 billion and $781 million payable to our monetization programs as of September 30, 2012 and December 31, 2011, respectively. These amounts represent cash receipts that have not yet been remitted to the monetization programs as of the balance sheet date and are recorded to accounts payable and accrued expenses related to trade creditors.

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

•	Filmed Entertainment: Consists of the operations of Universal Pictures, which primarily produces, acquires, markets and distributes filmed entertainment worldwide.

•	Theme Parks: Consists primarily of our Universal theme parks in Orlando and Hollywood.

In evaluating the profitability of our operating segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Our financial data by business segment is presented in the tables below.

	Successor
	Three Months Ended September 30
(in millions)	2012	2011
Revenue
Cable Networks(a)	$2,165	$2,097
Broadcast Television(b)	2,777	1,511
Filmed Entertainment	1,355	1,096
Theme Parks	614	580
Total segment revenue	6,911	5,284
Headquarters and Other	8	9
Eliminations(e)	(97)	(93)
Total revenue(f)	$6,822	$5,200

	Successor		Predecessor
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011
Revenue
Cable Networks(a)	$ 6,555	$ 5,670	$ 389
Broadcast Television(b)	6,168	4,094	464
Filmed Entertainment	3,778	2,972	353
Theme Parks(c)	1,565	1,376	115
Total segment revenue	18,066	14,112	1,321
Headquarters and Other	31	34	5
Eliminations(e)	(299)	(856)	(120)
Total revenue(f)	$17,798	$13,290	$1,206

	Successor
	Three Months Ended September 30
(in millions)	2012	2011
Operating Income (Loss) Before Depreciation and Amortization
Cable Networks(a)	$ 809	$ 751
Broadcast Television(b)	88	(7)
Filmed Entertainment	72	54
Theme Parks	316	285
Headquarters and Other(d)	(143)	(132)
Eliminations(e)	(2)	—
Total operating income (loss) before depreciation and amortization(g)	1,140	951
Depreciation	141	144
Amortization	196	188
Total operating income	$ 803	$ 619

	Successor		Predecessor
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011
Operating Income (Loss) Before Depreciation and Amortization
Cable Networks(a)	$2,402	$2,196	$143
Broadcast Television(b)	274	218	(16)
Filmed Entertainment	(5)	(62)	1
Theme Parks(c)	708	607	37
Headquarters and Other(d)	(444)	(381)	(99)
Eliminations(e)	—	(234)	(31)
Total operating income (loss) before depreciation and amortization(g)	2,935	2,344	35
Depreciation	402	262	19
Amortization	567	511	8
Total operating income	$1,966	$1,571	$8

(a)

For the three and nine months ended September 30, 2012 and the period January 29 through September 30, 2011, our Cable Networks segment included the results of operations of the Comcast Content Business.

(b)

For the three and nine months ended September 30, 2012, our Broadcast Television segment included all revenue and operating costs and expenses associated with our broadcast of the 2012 London Olympics, which generated $120 million of operating income before depreciation and amortization. This amount reflects the settlement of a $237 million liability associated with the unfavorable Olympics contract that had been recorded through the application of acquisition accounting in 2011.

(c)

For the periods January 1, 2011 through January 28, 2011 and January 29, 2011 through June 30, 2011, Universal Orlando was recorded as an equity method investment in our consolidated results of operations. However, our Theme Parks segment included the results of operations for Universal Orlando for these periods to reflect our measure of operating performance for our Theme Parks segment.

(d)	Headquarters and Other included operating costs and expenses associated with corporate overhead, employee benefits and corporate initiatives.

(e)

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

(f)	No single customer accounted for a significant amount of revenue in any period.

(g)

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

Note 15: Condensed Consolidating Financial Information

In October 2011, NBCUniversal Media, LLC fully and unconditionally guaranteed Universal Orlando’s senior and senior subordinated notes in exchange for amendments that conform the notes’ covenants and events of default to those contained in our outstanding public debt securities. The guarantee includes the payment of principal, premium, if any, and interest. NBCUniversal Media, LLC is referred to as “Parent” in the tables presented below.

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

We intend to redeem all of Universal Orlando’s outstanding senior and senior subordinated notes in November 2012. Following the redemption, we will cease to provide condensed consolidating financial information related to these debt securities, as they will no longer be outstanding.

Condensed Consolidating Balance Sheet

September 30, 2012

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Assets
Cash and cash equivalents	$3,528	$132	$24	$530	$—	$4,214
Receivables, net	16	41	1	4,207	—	4,265
Other current assets	28	79	1	1,239	(5)	1,342
Total current assets	3,572	252	26	5,976	(5)	9,821
Film and television costs	—	—	—	4,920	—	4,920
Investments	525	11	—	659	—	1,195
Noncurrent receivables, net	86	—	—	952	—	1,038
Investments in and amounts due from subsidiaries eliminated upon consolidation	37,905	14	—	—	(37,919)	—
Property and equipment, net	85	1,673	—	3,455	—	5,213
Goodwill	—	—	—	14,872	—	14,872
Intangible assets, net	—	401	—	15,101	—	15,502
Other noncurrent assets	68	32	—	77	—	177
Total assets	$42,241	$2,383	$26	$46,012	$(37,924)	$52,738

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$—	$162	$7	$2,300	$(5)	$2,464
Accrued participations and residuals	—	—	—	1,282	—	1,282
Accrued expenses and other current liabilities	370	89	9	2,163	—	2,631
Current portion of long-term debt	5	403	—	50	—	458
Total current liabilities	375	654	16	5,795	(5)	6,835
Long-term debt, less current portion	9,223	240	—	12	(240)	9,235
Accrued participations, residuals and program obligations	—	—	—	891	—	891
Other noncurrent liabilities	1,019	280	—	2,304	—	3,603
Redeemable noncontrolling interests	—	—	—	133	—	133
Equity:
Total NBCUniversal member’s equity	31,624	1,209	10	36,460	(37,679)	31,624
Noncontrolling interests	—	—	—	417	—	417
Total equity	31,624	1,209	10	36,877	(37,679)	32,041
Total liabilities and equity	$42,241	$2,383	$26	$46,012	$(37,924)	$52,738

Condensed Consolidating Balance Sheet

December 31, 2011

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Assets
Cash and cash equivalents	$238	$33	$24	$513	$—	$808
Receivables, net	21	—	—	3,536	—	3,557
Other current assets	20	103	2	1,200	(9)	1,316
Total current assets	279	136	26	5,249	(9)	5,681
Film and television costs	—	—	—	5,227	—	5,227
Investments	505	11	—	2,914	—	3,430
Noncurrent receivables, net	98	—	—	910	—	1,008
Investments in and amounts due from subsidiaries eliminated upon consolidation	39,744	11	—	—	(39,755)	—
Property and equipment, net	—	1,644	—	3,320	—	4,964
Goodwill	—	—	—	14,657	—	14,657
Intangible assets, net	—	392	—	15,303	—	15,695
Other noncurrent assets	41	31	—	50	—	122
Total assets	$40,667	$2,225	$26	$47,630	$(39,764)	$50,784

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$—	$124	$3	$1,992	$—	$2,119
Accrued participations and residuals	—	—	—	1,255	—	1,255
Accrued expenses and other current liabilities	223	82	16	2,371	(9)	2,683
Current portion of long-term debt	550	—	—	4	—	554
Total current liabilities	773	206	19	5,622	(9)	6,611
Long-term debt, less current portion	9,142	888	—	69	(485)	9,614
Accrued participations, residuals and program obligations	—	—	—	873	—	873
Other noncurrent liabilities	1,032	262	—	2,127	—	3,421
Redeemable noncontrolling interests	—	—	—	184	—	184
Equity:
Total NBCUniversal member’s equity	29,720	869	7	38,394	(39,270)	29,720
Noncontrolling interests	—	—	—	361	—	361
Total equity	29,720	869	7	38,755	(39,270)	30,081
Total liabilities and equity	$40,667	$2,225	$26	$47,630	$(39,764)	$50,784

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2012

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Revenue	$4	$368	$37	$6,431	$(18)	$6,822
Costs and Expenses:
Operating costs and expenses	211	178	36	5,284	(27)	5,682
Depreciation	—	32	—	109	—	141
Amortization	—	3	—	193	—	196
	211	213	36	5,586	(27)	6,019
Operating income (loss)	(207)	155	1	845	9	803
Other Income (Expense):
Equity in net income of investees, net	1,982	3	—	33	(1,981)	37
Interest expense	(101)	(16)	—	(2)	2	(117)
Interest income	3	1	—	7	(2)	9
Other income (expense), net	(1)	—	—	1,071	(9)	1,061
	1,883	(12)	—	1,109	(1,990)	990
Income (loss) before income taxes	1,676	143	1	1,954	(1,981)	1,793
Income tax (expense) benefit	(4)	—	—	(68)	—	(72)
Net income (loss)	1,672	143	1	1,886	(1,981)	1,721
Net (income) loss attributable to noncontrolling interests	—	—	—	(49)	—	(49)
Net income (loss) attributable to NBCUniversal	$1,672	$143	$1	$1,837	$(1,981)	$1,672
Comprehensive income attributable to NBCUniversal	$1,706	$143	$1	$1,872	$(2,016)	$1,706

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2011

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Revenue	$—	$366	$39	$4,831	$(36)	$5,200
Costs and Expenses:
Operating costs and expenses	194	195	37	3,859	(36)	4,249
Depreciation	—	31	—	113	—	144
Amortization	—	4	—	184	—	188
	194	230	37	4,156	(36)	4,581
Operating income (loss)	(194)	136	2	675	—	619
Other Income (Expense):
Equity in net income of investees, net	769	4	—	50	(768)	55
Interest expense	(101)	(17)	—	—	4	(114)
Interest income	4	—	—	6	(4)	6
Other income (expense), net	(7)	(45)	—	43	—	(9)
	665	(58)	—	99	(768)	(62)
Income (loss) before income taxes	471	78	2	774	(768)	557
Income tax (expense) benefit	(2)	—	—	(54)	—	(56)
Net income (loss)	469	78	2	720	(768)	501
Net (income) loss attributable to noncontrolling interests	—	—	—	(32)	—	(32)
Net income (loss) attributable to NBCUniversal	$469	$78	$2	$688	$(768)	$469
Comprehensive income attributable to NBCUniversal	$457	$78	$2	$676	$(756)	$457

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2012

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Revenue	$15	$1,022	$105	$16,704	$(48)	$17,798
Costs and Expenses:
Operating costs and expenses	686	543	102	13,604	(72)	14,863
Depreciation	—	95	—	307	—	402
Amortization	—	9	—	558	—	567
	686	647	102	14,469	(72)	15,832
Operating income (loss)	(671)	375	3	2,235	24	1,966
Other Income (Expense):
Equity in net income of investees, net	3,548	9	—	165	(3,553)	169
Interest expense	(309)	(48)	—	—	9	(348)
Interest income	11	1	—	17	(9)	20
Other income (expense), net	(14)	—	—	1,072	(24)	1,034
	3,236	(38)	—	1,254	(3,577)	875
Income (loss) before income taxes	2,565	337	3	3,489	(3,553)	2,841
Income tax (expense) benefit	5	—	—	(159)	—	(154)
Net income (loss)	2,570	337	3	3,330	(3,553)	2,687
Net (income) loss attributable to noncontrolling interests	—	—	—	(117)	—	(117)
Net income (loss) attributable to NBCUniversal	$2,570	$337	$3	$3,213	$(3,553)	$2,570
Comprehensive income attributable to NBCUniversal	$2,587	$337	$3	$3,230	$(3,570)	$2,587

Condensed Consolidating Statement of Income

For the Period January 29, 2011 to September 30, 2011

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Revenue	$2	$366	$39	$12,919	$(36)	$13,290
Costs and Expenses:
Operating costs and expenses	542	195	37	10,208	(36)	10,946
Depreciation	—	31	—	231	—	262
Amortization	—	4	—	507	—	511
	542	230	37	10,946	(36)	11,719
Operating income (loss)	(540)	136	2	1,973	—	1,571
Other Income (Expense):
Equity in net income of investees, net	2,019	4	—	206	(2,027)	202
Interest expense	(269)	(17)	—	4	4	(278)
Interest income	4	—	—	13	(4)	13
Other income (expense), net	(24)	(45)	—	17	—	(52)
	1,730	(58)	—	240	(2,027)	(115)
Income (loss) before income taxes	1,190	78	2	2,213	(2,027)	1,456
Income tax (expense) benefit	(1)	—	—	(148)	—	(149)
Net income (loss)	1,189	78	2	2,065	(2,027)	1,307
Net (income) loss attributable to noncontrolling interests	—	—	—	(118)	—	(118)
Net income (loss) attributable to NBCUniversal	$1,189	$78	$2	$1,947	$(2,027)	$1,189
Comprehensive income attributable to NBCUniversal	$1,176	$78	$2	$1,936	$(2,016)	$1,176

Condensed Consolidating Statement of Income

For the Period January 1, 2011 to January 28, 2011

Predecessor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Revenue	$—	$—	$—	$1,206	$—	$1,206
Costs and Expenses:
Operating costs and expenses	65	—	—	1,106	—	1,171
Depreciation	—	—	—	19	—	19
Amortization	—	—	—	8	—	8
	65	—	—	1,133	—	1,198
Operating income (loss)	(65)	—	—	73	—	8
Other Income (Expense):
Equity in net income of investees, net	54	—	—	25	(54)	25
Interest expense	(32)	—	—	(5)	—	(37)
Interest income	—	—	—	4	—	4
Other income (expense), net	1	—	—	(30)	—	(29)
	23	—	—	(6)	(54)	(37)
Income (loss) before income taxes	(42)	—	—	67	(54)	(29)
Income tax (expense) benefit	19	—	—	(15)	—	4
Net income (loss)	(23)	—	—	52	(54)	(25)
Net (income) loss attributable to noncontrolling interests	—	—	—	2	—	2
Net income (loss) attributable to NBCUniversal	$(23)	$—	$—	$54	$(54)	$(23)
Comprehensive income attributable to NBCUniversal	$(20)	$—	$—	$61	$(61)	$(20)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2012

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Net cash provided by (used in) operating activities	$(841)	$454	$—	$2,916	$—	$2,529
Investing Activities:
Net transactions with affiliates	5,168	—	—	(5,168)	—	—
Capital expenditures	—	(102)	—	(374)	—	(476)
Cash paid for intangible assets	—	(7)	—	(54)	—	(61)
Acquisitions, net of cash acquired	—	—	—	(95)	—	(95)
Proceeds from sale of businesses and investments	—	—	—	3,025	—	3,025
Purchases of investments	(16)	—	—	(54)	—	(70)
Other	(22)	—	—	13	—	(9)
Net cash provided by (used in) investing activities	5,130	(109)	—	(2,707)	—	2,314
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(550)	—	—	—	—	(550)
Repurchases and repayments of third-party borrowings	(1)	(1)	—	(2)	—	(4)
Distributions to member	(693)	—	—	—	—	(693)
Repayments of borrowings from subsidiaries eliminated upon consolidation	245	(245)	—	—	—	—
Other	—	—	—	(190)	—	(190)
Net cash provided by (used in) financing activities	(999)	(246)	—	(192)	—	(1,437)
Increase (decrease) in cash and cash equivalents	3,290	99	—	17	—	3,406
Cash and cash equivalents, beginning of period	238	33	24	513	—	808
Cash and cash equivalents, end of period	$3,528	$132	$24	$530	$—	$4,214

Condensed Consolidating Statement of Cash Flows

For the Period January 29, 2011 to September 30, 2011

Successor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Net cash provided by (used in) operating activities	$(601)	$169	$(10)	$2,154	$—	$1,712
Investing Activities:
Net transactions with affiliates	461	244	—	(705)	—	—
Capital expenditures	—	(15)	—	(222)	—	(237)
Cash paid for intangible assets	—	—	—	(50)	—	(50)
Acquisitions, net of cash acquired	—	244	32	(1,022)	—	(746)
Proceeds from sale of businesses and investments	3	—	—	114	—	117
Purchases of investments	(4)	—	—	(7)	—	(11)
Other	(8)	—	—	—	—	(8)
Net cash provided by (used in) investing activities	452	473	32	(1,892)	—	(935)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	949	—	—	—	—	949
Repurchases and repayments of third-party borrowings	—	(1,041)	—	(2)	—	(1,043)
Proceeds of borrowings from Comcast	250	—	—	—	—	250
Distributions to member	(176)	—	—	—	—	(176)
Borrowings to and from subsidiaries eliminated upon consolidation	(600)	600	—	—	—	—
Repayments of borrowings from subsidiaries eliminated upon consolidation	150	(150)	—	—	—	—
Dividends paid	(78)	—	—	—	—	(78)
Other	—	—	—	(141)	—	(141)
Net cash provided by (used in) financing activities	495	(591)	—	(143)	—	(239)
Increase (decrease) in cash and cash equivalents	346	51	22	119	—	538
Cash and cash equivalents, beginning of period	295	—	—	213	—	508
Cash and cash equivalents, end of period	$641	$51	$22	$332	$—	$1,046

Condensed Consolidating Statement of Cash Flows

For the Period January 1, 2011 to January 28, 2011

Predecessor (in millions)	Parent	Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated NBCUniversal
Net cash provided by (used in) operating activities	$(337)	$—	$—	$(292)	$—	$(629)
Investing Activities:
Net transactions with affiliates	365	—	—	(365)	—	—
Capital expenditures	—	—	—	(16)	—	(16)
Proceeds from sale of businesses and investments	—	—	—	331	—	331
Net cash provided by (used in) investing activities	365	—	—	(50)	—	315
Financing Activities:
Dividends paid	(8,041)	—	—	—	—	(8,041)
(Increase) decrease in short-term loans to GE, net	8,072	—	—	—	—	8,072
Repurchase of preferred stock interest	—	—	—	(332)	—	(332)
Other	—	—	—	1	—	1
Net cash provided by (used in) financing activities	31	—	—	(331)	—	(300)
Increase (decrease) in cash and cash equivalents	59	—	—	(673)	—	(614)
Cash and cash equivalents, beginning of period	236	—	—	848	—	1,084
Cash and cash equivalents, end of period	$295	$—	$—	$175	$—	$470

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading media and entertainment company that develops, produces and distributes entertainment, news and information, sports and other content for global audiences.

On January 28, 2011, Comcast closed the Joint Venture transaction in which it acquired control of the businesses of NBC Universal, Inc., and on July 1, 2011, we closed the Universal Orlando transaction in which we acquired the remaining 50% equity interest in Universal Orlando that we did not already own. For a more complete discussion of these transactions, refer to our consolidated financial statements included in our 2011 Annual Report on Form 10-K.

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

Headquarters and Other

Our other business interests primarily include equity method investments, such as The Weather Channel Holding Corp. (“The Weather Channel”). In August 2012, we sold our equity method investment in A&E Television Networks and in July 2012, we acquired the remaining 50% equity interest in MSNBC.com that we did not already own. See Note 4 to our condensed consolidated financial statements for additional information. For information on the performance of our equity method investments, see “Consolidated Other Income (Expense) Items” below and refer to the “Equity in Net Income of Investees, Net” heading within that section.

Headquarters and Other includes operating costs and expenses associated with corporate overhead, employee benefits and corporate initiatives.

Consolidated Operating Results

The following tables set forth our results of operations as reported in our condensed consolidated financial statements in accordance with GAAP. GAAP requires that we separately present our results for the periods from January 1, 2011 to January 28, 2011 (the “Predecessor period”) and from January 29, 2011 to September 30, 2011 (the “Successor period”). Management believes reviewing our operating results for the nine months ended September 30, 2011 by combining the results of the Predecessor and Successor periods is more useful in identifying trends in, or reaching conclusions regarding, our overall operating performance and performs reviews at that level. Accordingly, in addition to presenting our results of operations as reported in our condensed consolidated financial statements in accordance with GAAP, the table below presents the non-GAAP combined results for the nine months ended September 30, 2011, which we also use to compute the percentage change to the current year, as we believe this presentation provides the most meaningful basis for comparison of our results. The combined operating results may not reflect the actual results we would have achieved had the Joint Venture transaction closed prior to January 28, 2011 and may not be predictive of our future results of operations.

	Successor
	Three Months Ended September 30
(in millions)	2012	2011	% Change 2011 to 2012
Revenue	$6,822	$5,200	31.2%
Costs and Expenses:
Operating costs and expenses	5,682	4,249	33.7
Depreciation	141	144	(1.3)
Amortization	196	188	4.7
Operating income	803	619	29.5
Other income (expense) items, net	990	(62)	NM
Income (loss) before income taxes	1,793	557	221.7
Income tax (expense) benefit	(72)	(56)	27.8
Net income (loss)	1,721	501	243.2
Net (income) loss attributable to noncontrolling interests	(49)	(32)	50.2
Net income (loss) attributable to NBCUniversal	$1,672	$469	256.5%

	Successor		Predecessor	Combined
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2011	% Change 2011 to 2012
Revenue	$17,798	$13,290	$1,206	$14,496	22.8%
Costs and Expenses:
Operating costs and expenses	14,863	10,946	1,171	12,117	22.7
Depreciation	402	262	19	281	43.5
Amortization	567	511	8	519	9.2
Operating income	1,966	1,571	8	1,579	24.5
Other income (expense) items, net	875	(115)	(37)	(152)	NM
Income (loss) before income taxes	2,841	1,456	(29)	1,427	99.1
Income tax (expense) benefit	(154)	(149)	4	(145)	5.9
Net income (loss)	2,687	1,307	(25)	1,282	109.6
Net (income) loss attributable to noncontrolling interests	(117)	(118)	2	(116)	0.5
Net income (loss) attributable to NBCUniversal	$2,570	$1,189	$(23)	$1,166	120.5%

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

Each of our businesses is subject to seasonal and cyclical variations. Revenue and operating costs and expenses in our Broadcast Television segment are cyclical as a result of our periodic broadcasts of the Olympic Games and the Super Bowl. Because we broadcasted the 2012 Super Bowl in February 2012 and the 2012 London Olympics in July and August 2012, during the nine months ended September 30, 2012, our advertising revenue increased as a result of increased demand for advertising time. Our operating costs and expenses also increased during the period as a result of programming and production costs and amortization of the related rights fees. All of the revenue and operating costs and expenses associated with our broadcasts of the 2012 Super Bowl and the 2012 London Olympics are reported in our Broadcast Television segment.

Consolidated Revenue

Consolidated revenue increased for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to increases in revenue in our Broadcast Television segment due to our broadcast of the 2012 London Olympics as well as increases in our Filmed Entertainment, Cable Networks and Theme Parks segments.

Consolidated revenue increased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to increases in revenue in our Broadcast Television segment due to our broadcast of the 2012 London Olympics and 2012 Super Bowl as well as increases in our Theme Parks, Cable Networks and Filmed Entertainment segments. The increases in revenue in our Theme Parks and Cable Networks segments include the impact of the Universal Orlando and Joint Venture transactions, respectively. Revenue for our segments is discussed separately under the heading “Segment Operating Results.”

Consolidated Operating Costs and Expenses

Consolidated operating costs and expenses increased for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to increases in operating costs and expenses in our Broadcast Television segment due to the broadcast of the 2012 London Olympics as well as increases in our Filmed Entertainment segment.

Consolidated operating costs and expenses increased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to increases in operating costs and expenses in our Broadcast Television segment due to the broadcast of the 2012 London Olympics and 2012 Super Bowl as well as increases in our Cable Networks, Theme Parks and Filmed Entertainment segments. The increases in operating costs and expenses in our Theme Parks and Cable Networks segments include the impact of the Universal Orlando and Joint Venture transactions, respectively. Operating costs and expenses for our segments are discussed separately under the heading “Segment Operating Results.”

Consolidated Depreciation and Amortization

Consolidated depreciation and amortization expense for the three months ended September 30, 2012 remained flat compared to the same period in 2011.

Consolidated depreciation expense for the nine months ended September 30, 2012 increased primarily due to the impact of consolidating Universal Orlando for nine months in 2012, compared with three months in the same period in 2011. Consolidated amortization expense for the nine months ended September 30, 2012 increased compared to the same period in 2011 primarily due to the amortization of the intangible assets recorded as a result of the Joint Venture and Universal Orlando transactions.

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

	Successor		% Change 2011 to 2012
	Three Months Ended September 30
(in millions)	2012	2011
Revenue
Cable Networks	$2,165	$2,097	3.2%
Broadcast Television	2,777	1,511	83.8
Filmed Entertainment	1,355	1,096	23.6
Theme Parks	614	580	5.8
Headquarters and Other	8	9	(11.0)
Eliminations	(97)	(93)	(3.8)
Total	$6,822	$5,200	31.2%

Operating Income (Loss) Before Depreciation and Amortization
Cable Networks	$809	$751	7.6%
Broadcast Television	88	(7)	NM
Filmed Entertainment	72	54	31.1
Theme Parks	316	285	11.2
Headquarters, other and eliminations	(145)	(132)	(8.6)
Total	$1,140	$951	19.9%

	Successor		Predecessor	Combined
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2011	% Change 2011 to 2012
Revenue
Cable Networks	$6,555	$5,670	$389	$6,059	8.2%
Broadcast Television	6,168	4,094	464	4,558	35.3
Filmed Entertainment	3,778	2,972	353	3,325	13.6
Theme Parks	1,565	1,376	115	1,491	4.9
Headquarters and Other	31	34	5	39	(20.7)
Eliminations	(299)	(856)	(120)	(976)	69.4
Total	$17,798	$13,290	$1,206	$14,496	22.8%

Operating Income (Loss) Before Depreciation and Amortization
Cable Networks	$2,402	$2,196	$143	$2,339	2.7%
Broadcast Television	274	218	(16)	202	35.7
Filmed Entertainment	(5)	(62)	1	(61)	91.6
Theme Parks	708	607	37	644	10.0
Headquarters, other and eliminations	(444)	(615)	(130)	(745)	40.5
Total	$2,935	$2,344	$35	$2,379	23.4%

Cable Networks Segment—Results of Operations

	Successor		% Change 2011 to 2012
	Three Months Ended September 30
(in millions)	2012	2011
Revenue
Distribution	$1,157	$1,095	5.7%
Advertising	807	803	0.6
Content licensing and other	201	199	0.6
Total revenue	2,165	2,097	3.2
Operating costs and expenses	1,356	1,346	0.8
Operating income before depreciation and amortization	$809	$751	7.6%

	Successor		Predecessor	Combined	% Change 2011 to 2012
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2011
Revenue
Distribution	$3,467	$2,954	$188	$3,142	10.3%
Advertising	2,545	2,228	162	2,390	6.5
Content licensing and other	543	488	39	527	3.1
Total revenue	6,555	5,670	389	6,059	8.2
Operating costs and expenses	4,153	3,474	246	3,720	11.7
Operating income before depreciation and amortization	$2,402	$2,196	$143	$2,339	2.7%

Cable Networks Segment—Revenue

Our Cable Networks revenue increased for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to an increase in distribution revenue as a result of rate increases. Advertising revenue remained flat compared to the same period in 2011 due to an increase in the price and volume of advertising units sold, which was partially offset by continuing declines in audience ratings at certain of our cable networks.

Our Cable Networks revenue for the nine months ended September 30, 2012 included nine months of operating results of the Comcast Content Business, compared to eight months of operating results for the same period in 2011, which accounted for $231 million of the increase in revenue. The remaining increase was due to increases in distribution and advertising revenue. The increase in distribution revenue was primarily due to rate increases, and the increase in advertising revenue was primarily due to increases in the price and volume of advertising units sold, which was partially offset by continuing declines in audience ratings at certain of our cable networks.

For both the three and nine months ended September 30, 2012, 13% of our total Cable Networks segment revenue was generated from transactions with Comcast. For the three and nine months ended September 30, 2011, 13% and 12%, respectively, of our total Cable Networks segment revenue was generated from transactions with Comcast.

The current collective bargaining agreement between the National Hockey League (“NHL”) and its players’ association expired at the end of the 2011-12 season. If the NHL player lockout continues, the number of NHL games that we broadcast on our cable and broadcast networks, and our results of operations associated with these broadcasts, may be affected.

Cable Networks Segment—Operating Costs and Expenses

Our operating costs and expenses remained flat for the three months ended September 30, 2012 compared to the same period in 2011.

Our operating costs and expenses for the nine months ended September 30, 2012 included nine months of operating expenses of the Comcast Content Business, compared to eight months of operating expenses for the same period in 2011, which accounted for $168 million of the increase in operating expenses. The remaining increase is primarily due to higher programming and production expenses that resulted from our continued investment in original programming and an increase in sports rights costs.

Broadcast Television Segment—Results of Operations

	Successor		% Change 2011 to 2012
	Three Months Ended September 30
(in millions)	2012	2011
Revenue
Advertising	$1,988	$974	104.1%
Content licensing	385	399	(3.4)
Other	404	138	192.0
Total revenue	2,777	1,511	83.8
Operating costs and expenses	2,689	1,518	77.1
Operating income before depreciation and amortization	$88	$(7)	NM %

	Successor		Predecessor	Combined	% Change 2011 to 2012
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2011
Revenue
Advertising	$4,367	$2,683	$315	$2,998	45.7%
Content licensing	1,173	1,080	111	1,191	(1.5)
Other	628	331	38	369	70.1
Total revenue	6,168	4,094	464	4,558	35.3
Operating costs and expenses	5,894	3,876	480	4,356	35.3
Operating income (loss) before depreciation and amortization	$274	$218	$(16)	$202	35.7%

Broadcast Television Segment—Revenue

Our Broadcast Television revenue increased for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to our broadcast of the 2012 London Olympics, which resulted in significant increases in both advertising and other revenue totaling $1.2 billion. Excluding the impact of the 2012 London Olympics, Broadcast Television revenue increased 5% for the three months ended September 30, 2012, primarily due to an increase in the price and volume of advertising units sold, including the impact of higher political advertising in 2012.

Our Broadcast Television revenue increased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to our broadcast of the 2012 London Olympics and the 2012 Super Bowl. Excluding the impact of both of these events, Broadcast Television revenue increased 4% for the nine months ended September 30, 2012, primarily due to an increase in advertising revenue resulting from an increase in the price of advertising units sold.

Broadcast Television Segment—Operating Costs and Expenses

Our operating costs and expenses increased for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to an increase in programming and production costs of $1.1 billion associated with our broadcast of the 2012 London Olympics. Excluding these costs, operating costs and expenses for the three months ended September 30, 2012 increased 7% primarily due to an increase in programming and production costs, including the impact of the early start to our 2012 fall primetime schedule.

Our operating costs and expenses increased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to the increase in programming and production costs associated with our broadcasts of the 2012 London Olympics and the 2012 Super Bowl.

Filmed Entertainment Segment—Results of Operations

	Successor		% Change 2011 to 2012
	Three Months Ended September 30
(in millions)	2012	2011
Revenue
Theatrical	$410	$196	109.3%
Content licensing	368	337	9.1
Home entertainment	482	427	12.9
Other	95	136	(30.3)
Total revenue	1,355	1,096	23.6
Operating costs and expenses	1,283	1,042	23.2
Operating income (loss) before depreciation and amortization	$72	$54	31.1%

	Successor		Predecessor	Combined
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2011	% Change 2011 to 2012
Revenue
Theatrical	$1,176	$816	$58	$874	34.6%
Content licensing	1,127	867	171	1,038	8.5
Home entertainment	1,179	947	96	1,043	13.0
Other	296	342	28	370	(19.8)
Total revenue	3,778	2,972	353	3,325	13.6
Operating costs and expenses	3,783	3,034	352	3,386	11.8
Operating income (loss) before depreciation and amortization	$(5)	$(62)	$1	$(61)	91.6%

Filmed Entertainment Segment—Revenue

Our Filmed Entertainment revenue increased for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to increases in theatrical, home entertainment and content licensing revenue. The increase in theatrical revenue was due to the performance of our 2012 releases, including Ted and The Bourne Legacy, compared to same period in 2011. The increase in home entertainment revenue was due to an increase in the number of titles released and the performance of our current year releases compared to the same period in 2011. The increase in content licensing revenue was primarily due to a higher volume of our owned and acquired films made available to licensees in 2012.

Our Filmed Entertainment revenue increased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to increases in theatrical, home entertainment and content licensing revenue. The increase in theatrical revenue was due to the performance of our 2012 releases, which included Ted, Dr. Seuss’ The Lorax, Safe House and The Bourne Legacy, compared to the same period in 2011. The increase in home entertainment revenue was primarily due to the performance of our current year releases compared to the same period in 2011. The increase in content licensing revenue increased primarily due to a higher volume of our owned and acquired films made available to licensees in 2012.

Filmed Entertainment Segment—Operating Costs and Expenses

Our operating costs and expenses increased for the three months ended September 30, 2012 compared to the same period in 2011 due to increases in the amortization of film costs primarily associated with the increase in theatrical revenue from our 2012 releases.

Our operating costs and expenses increased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to higher amortization of film costs resulting from the increase in theatrical revenue and the underperformance of Battleship, as well as an increase in marketing costs associated with our 2012 theatrical and home entertainment releases.

Theme Parks Segment—Results of Operations

The tables below includes 100% of the results of operations for Universal Orlando for all amounts presented in order to reflect our measure of operating income (loss) before depreciation and amortization for our Theme Parks segment.

	Successor		% Change 2011 to 2012
	Three Months Ended September 30
(in millions)	2012	2011
Revenue	$614	$580	5.8%
Operating costs and expenses	298	295	0.7
Operating income before depreciation and amortization	$316	$285	11.2%

	Successor		Predecessor	Combined
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2011	% Change 2011 to 2012
Revenue	$1,565	$1,376	$115	$1,491	4.9%
Operating costs and expenses	857	769	78	847	1.1
Operating income before depreciation and amortization	$708	$607	$37	$644	10.0%

Theme Parks Segment—Revenue

Our Theme Parks segment revenue increased for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to higher guest attendance at our Universal theme parks.

Our Theme Parks segment revenue increased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to higher guest attendance and increases in per capita spending at our Universal theme parks.

Theme Parks Segment—Operating Costs and Expenses

Our Theme Parks segment operating costs and expenses increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to additional costs associated with higher guest attendance at our Universal theme parks.

Headquarters, Other and Eliminations

Headquarters and other operating costs and expenses increased for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to increases in administrative costs.

Headquarters and other operating costs and expenses decreased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to $104 million of transaction-related costs associated with the Joint Venture transaction, including severance and other compensation-related costs, included in the prior year period.

Eliminations include the results of operations for Universal Orlando for the six months ended June 30, 2011. Our Theme Parks segment had included the results of operations of Universal Orlando for this period because these amounts reflected our segment performance measure. These amounts were not included when we measured our consolidated results of operations for the six months ended June 30, 2011 because we recorded Universal Orlando as an equity method investment during this period.

Consolidated Other Income (Expense) Items
	Successor
	Three Months Ended September 30
(in millions)	2012	2011
Equity in net income of investees, net	$37	$55
Interest expense	(117)	(114)
Interest income	9	6
Other income (expense), net	1,061	(9)
Total	$990	$(62)

	Successor		Predecessor	Combined
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2011
Equity in net income of investees, net	$169	$202	$25	$227
Interest expense	(348)	(278)	(37)	(315)
Interest income	20	13	4	17
Other income (expense), net	1,034	(52)	(29)	(81)
Total	$875	$(115)	$(37)	$(152)

Equity in Net Income of Investees, Net

The decrease in equity in net income of investees, net for the three months ended September 30, 2012 compared to the same period in 2011 was primarily due to the impact of the sale of our equity interest in A&E Television Networks.

The decrease in equity in net income of investees, net for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to the consolidation of Universal Orlando, which was accounted for as an equity method investment during the first half of 2011.

Interest Expense

Interest expense for the three months ended September 30, 2012 remained flat compared to the same period in 2011. Interest expense increased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to the impact of consolidating Universal Orlando’s debt following the close of the Universal Orlando transaction.

Other Income (Expense), Net

Other income (expense), net increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to the $1 billion gain related to the sale of our equity interest in A&E Television Networks. See Note 4 for additional information.

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

We maintain significant availability under our lines of credit and our commercial paper program to meet our short-term liquidity requirements. As of September 30, 2012, $1.4 billion was available under our $1.5 billion revolving credit facility.

Operating Activities

Components of Net Cash Provided by Operating Activities

	Successor		Predecessor	Combined
(in millions)	Nine Months Ended September 30, 2012	For the Period January 29, 2011 to September 30, 2011	For the Period January 1, 2011 to January 28, 2011	Nine Months Ended September 30, 2011
Operating income	$1,966	$1,571	$8	$1,579
Depreciation and amortization	969	773	27	800
Operating income before depreciation and amortization	2,935	2,344	35	2,379
Noncash compensation	6	14	48	62
Changes in operating assets and liabilities	(167)	(503)	(220)	(723)
Cash basis operating income	2,774	1,855	(137)	1,718
Payments of interest	(235)	(213)	(1)	(214)
Payments of income taxes	(127)	(112)	(493)	(605)
Proceeds from investments and other	117	182	2	184
Net cash provided by (used in) operating activities	$2,529	$1,712	$(629)	$1,083

The changes in operating assets and liabilities for the nine months ended September 30, 2012 compared to the same period in 2011 primarily relate to a decrease in film and television costs, partially offset by the settlement in 2012 of a $237 million liability associated with the unfavorable Olympics contract that had been recorded through the application of acquisition accounting in 2011, as well as the timing of other operating items, including accounts receivable and accounts payable related to trade creditors.

The decrease in income tax payments for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to amounts paid in the prior year period in preparation for the closing of the Joint Venture transaction.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2012 consisted primarily of $3 billion in cash proceeds we received related to A&E Television Networks’ redemption of our 15.8% equity interest. Following the close of the transaction, we no longer receive dividends from A&E Television Networks. During the nine months ended September 30, 2012 and 2011, we received $129 million and $138 million, respectively, in dividends from A&E Television Networks, which were included in net cash provided by operating activities. The cash proceeds received from the sale of our equity interest in A&E Television Networks were partially offset by capital expenditures and the acquisition of the remaining 50% equity interest in MSNBC.com that we did not already own.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012 consisted primarily of $550 million of net repayments of our outstanding commercial paper and tax distributions to NBCUniversal Holdings of $693 million, of which $353 million was attributable to Comcast and $340 million was attributable to GE. Of the total tax distributions to NBCUniversal Holdings for the nine months ended September 30, 2012, $323 million related to the sale of our equity interest in A&E Television Networks for taxes incurred by Comcast and GE associated with this transaction. We expect to make further tax distributions to NBCUniversal Holdings of approximately $100 million in the fourth quarter of 2012 associated with this transaction.

In October 2012, we issued $1 billion aggregate principal amount of 2.875% senior notes due 2023 and $1 billion aggregate principal amount of 4.450% senior notes due 2043. A portion of the proceeds from this issuance will be used in November 2012 to redeem the $260 million aggregate principal amount outstanding of Universal Orlando’s 8.875% senior notes due 2015 and the $146 million aggregate principal amount outstanding of Universal Orlando’s 10.875% senior subordinated notes due 2016.

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

ITEM 1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2011 Annual Report on Form 10-K.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*	NBCUniversal Deferred Compensation Plan dated August 29, 2012.
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on October 26, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President (Principal Accounting Officer)

Date: October 26, 2012