Form 10-K
period 2012-12-31
NBCUniversal Media, LLC
filed 2013-02-21
CIK 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Yes ☒    No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

NBCUniversal Media, LLC

2012 Annual Report on Form 10-K

This Annual Report on Form 10-K is for the year ended December 31, 2012. This Annual Report on Form 10-K modifies and supersedes documents filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report on Form 10-K. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report on Form 10-K. Throughout this Annual Report on Form 10-K, we refer to NBCUniversal Media, LLC and its consolidated subsidiaries as “NBCUniversal,” “we,” “us” and “our;” and Comcast Corporation as “Comcast.”

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

On January 28, 2011, Comcast Corporation (“Comcast”) closed its transaction (the “Joint Venture transaction”) with General Electric Company (“GE”) to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). Comcast now controls and owns 51% of NBCUniversal Holdings and GE owns the remaining 49%. As part of the Joint Venture transaction, NBC Universal, Inc. (our “Predecessor”) was converted into a limited liability company named NBCUniversal Media, LLC (“NBCUniversal”), which is a wholly owned subsidiary of NBCUniversal Holdings. Comcast contributed to NBCUniversal its national cable networks, its regional sports and news networks, certain of its Internet businesses and other related assets (the “Comcast Content Business”). For additional information on the Joint Venture transaction, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to our consolidated financial statements.

On February 12, 2013, Comcast entered into an agreement to acquire GE’s 49% common equity interest in NBCUniversal Holdings. See Note 20 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

We present our operations in the following four reportable business segments:

•

Cable Networks: Consists primarily of our national cable networks, our regional sports and news networks, our international cable networks, our cable television production studio, and our related digital media properties.

•

Broadcast Television: Consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, our broadcast television production operations, and our related digital media properties.

•	Filmed Entertainment: Consists primarily of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment worldwide.

•	Theme Parks: Consists primarily of our Universal theme parks in Orlando and Hollywood.

For financial and other information about our reportable segments, refer to Note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

Available Information and Websites

Our phone number is (212) 664-4444, and our principal executive offices are located at 30 Rockefeller Plaza, New York, NY, 10112-0015. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the SEC’s website at www.sec.gov and on our parent company website at www.comcastcorporation.com as soon as reasonably practicable after such reports are electronically filed with the SEC. The information posted on the Comcast website is not incorporated into our SEC filings.

1	NBCUniversal 2012 Annual Report on Form 10-K

Description of Our Businesses

Cable Networks

Our Cable Networks segment consists of a diversified portfolio of 15 national cable networks, 11 regional sports and news networks, various international channels, our cable television production studio, and our related digital media properties, which are primarily brand-aligned and other websites. The table below presents a summary of our national cable networks.

Cable Network	Approximate U.S. Subscribers at December 31, 2012 (in millions)(a)	Description of Programming
USA Network	99	General entertainment
Syfy	98	Imagination-based entertainment
E!	97	Entertainment and pop culture
CNBC	97	Business and financial news
MSNBC	95	24 hour news
Bravo	95	Entertainment, culture and arts
Golf Channel	84	Golf competition and golf entertainment
Oxygen	79	Women’s interests
NBC Sports Network	78	Sports
Style	76	Lifestyle
G4	62	Gamer lifestyle
Chiller	43	Horror and suspense
CNBC World	35	Global financial news
Cloo	34	Crime, mystery and suspense
Universal HD	27	General entertainment HD programming

(a)

Subscriber data is based on The Nielsen Company’s January 2013 report, which is derived from information available during the period December 19, 2012 through December 25, 2012, except for Universal HD, which is derived from information provided by multichannel video providers.

Our 11 regional sports and news networks serve a combined 39 million subscribers across the United States, including key markets such as Atlanta, Baltimore/Washington, Boston, Chicago, Philadelphia, Portland, Sacramento and San Francisco.

We market and distribute our cable network programming in the United States and internationally to multichannel video providers, as well as to digital distributors such as Netflix and iTunes. These distributors may exhibit our content on television, including video on demand and pay-per-view, online and through mobile apps for smartphones and tablets.

Our cable networks produce their own programs or acquire programming rights from third parties. Our Cable Networks segment includes our production studio, Universal Cable Productions, which identifies, develops and produces original content for cable television and other distribution platforms both for our cable networks and for those of third parties. We license this content to cable networks, broadcast networks and digital distributors.

Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming and from the sale of advertising. Distribution revenue is generated from distribution agreements with multichannel video providers. Advertising revenue is generated from the sale of advertising time on our cable networks and related digital media properties. We also generate content licensing and other revenue primarily from the licensing of our owned programming to various distribution platforms in the United States and internationally.

NBCUniversal 2012 Annual Report on Form 10-K	2

Broadcast Television

Our Broadcast Television segment operates the NBC and Telemundo broadcast television networks, which together serve audiences and advertisers in all 50 states. Our Broadcast Television segment also includes our owned NBC and Telemundo local broadcast television stations, our broadcast television production operations and our related digital media properties.

Our Broadcast Television segment generates revenue primarily from the sale of advertising and from content licensing. Advertising revenue is generated from the sale of advertising time on our broadcast networks, owned local television stations and related digital media properties. Content licensing revenue is generated from the licensing of our owned programming in the United States and internationally, including to cable and broadcast networks and digital distributors, such as Netflix. We also generate revenue from the sale of our owned programming on standard-definition DVDs and Blu ray discs (together, “DVDs”) and through other digital distributors, such as iTunes. In addition, our owned local television stations are beginning to receive fees from multichannel video providers in exchange for retransmission consent that allows carriage of the stations’ signals. We also receive a portion of the retransmission fees received by our NBC affiliated broadcast television stations. We expect these fees to increase in the future as we, as well as our NBC affiliated broadcast television stations, renegotiate distribution agreements with multichannel video providers.

NBC Network

The NBC network distributes more than 5,000 hours of entertainment, news and sports programming annually, and its programs reach viewers in virtually all U.S. television households through more than 200 affiliated stations across the United States, including our 10 NBC owned local television stations. The NBC network develops a broad range of entertainment, news and sports content and also airs a variety of special-events programming. The NBC network’s television library consists of rights of varying nature to more than 100,000 episodes of popular television content, including current and classic titles, unscripted programming, sports, news, long-form and short-form programming, and locally produced programming from around the world. In addition, the NBC network operates various websites that extend its brands and content online.

The NBC network produces its own programs or acquires the rights to programming from third parties. We have various contractual commitments for the licensing of rights to multiyear programming, primarily sports programming. Our most significant sports programming commitments include an agreement with the NFL to produce and broadcast a specified number of regular season and playoff games, including Sunday Night Football on NBC through the 2022-23 season and the 2015, 2018 and 2021 Super Bowl games. In addition, the NBC network owns the U.S. broadcast rights for the summer and winter Olympic Games through 2020. We also have broadcast rights to a specified number of NHL games through the 2020-21 season, U.S. television rights to English Premier League Soccer beginning in 2013 through the 2015-16 season and certain PGA TOUR golf events through 2021. Our sports programming agreements also include rights to distribute content on our national cable networks, including NBC Sports Network and Golf Channel, on our regional sports networks where applicable, and also online, including through mobile apps available for smartphones and tablets.

Our broadcast television production operations develop and produce original content, including scripted and unscripted series and talk shows that are licensed to broadcast networks, cable networks, local broadcast television stations and other distribution platforms owned by us and third parties, as well as through the sale of DVDs, both in the United States and internationally. We also produce “first-run” syndicated shows, which are programs for initial exhibition on local television stations in the United States, on a market-by-market basis, without prior exhibition on a network. We currently distribute some of our television programs after their initial exhibition, as well as older television programs from our library, to local broadcast television stations and cable networks in the off-network syndication market.

3	NBCUniversal 2012 Annual Report on Form 10-K

NBC Local Broadcast Television Stations

We own and operate 10 NBC affiliated local television stations that collectively reached 31 million U.S. television households, which represents approximately 27% of all U.S. television households, as of December 31, 2012. In addition to airing the NBC network’s national programming, our local television stations produce news, sports, public affairs and other programming that addresses local needs and acquire syndicated programming from other sources. The table below presents a summary of the NBC affiliated local broadcast television stations that we own and operate.

DMA Served(a)	Station	General Market Rank(b)	Percentage of U.S. Television Households(c)
New York, NY	WNBC	1	6%
Los Angeles, CA	KNBC	2	5%
Chicago, IL	WMAQ-TV	3	3%
Philadelphia, PA	WCAU	4	3%
Dallas-Fort Worth, TX	KXAS-TV	5	2%
San Francisco-Oakland-San Jose, CA	KNTV	6	2%
Washington, D.C.	WRC-TV	8	2%
Miami-Ft. Lauderdale, FL	WTVJ	16	1%
San Diego, CA	KNSD	28	1%
Hartford, CT	WVIT	30	1%

(a)	Designated market area (“DMA”) served is defined by Nielsen Media Research as a geographic market for the sale of national spot and local advertising time.

(b)	General market rank is based on the relative size of the DMA among the 210 generally recognized DMAs in the United States based on Nielsen estimates for the 2012-13 season.

(c)

Based on Nielsen estimates for the 2012-13 season. The percentage of U.S. television households does not reflect the calculation of national audience reach under the FCC’s national television ownership cap limits. See “Legislation and Regulation – Broadcast Television – Ownership Limits – National Television Ownership.”

Telemundo

Telemundo is a leading Hispanic media company that produces, acquires and distributes Spanish-language content in the United States and internationally. Telemundo’s operations include the Telemundo network, its owned local television stations, the mun2 cable network and brand-aligned digital media properties.

The Telemundo network is a leading Spanish-language broadcast television network featuring original telenovelas, theatrical films, news, specials and sporting events. Telemundo develops original programming primarily through its production studio and also acquires the rights to content from third parties. We currently hold the Spanish-language U.S. broadcast rights to FIFA World Cup soccer from 2015 through 2022 and the Spanish-language U.S. broadcast rights for the NFL games that the NBC network will broadcast through the 2022-23 season as part of our agreement with the NFL.

NBCUniversal 2012 Annual Report on Form 10-K	4

Telemundo Local Broadcast Television Stations

As of December 31, 2012, Telemundo owned 15 local television stations, including 14 local television stations affiliated with the Telemundo network and an independent television station in Puerto Rico. The table below presents a summary of these local television stations, which collectively reached approximately 56% of U.S. Hispanic television households as of December 31, 2012.

DMA Served(a)	Station	Hispanic Market Rank(b)	Percentage of U.S. Hispanic Television Households(c)
Los Angeles, CA	KVEA	1	14%
New York, NY	WNJU	2	10%
Miami, FL	WSCV	3	5%
Houston, TX	KTMD	4	4%
Dallas-Fort Worth, TX	KXTX-TV	5	4%
Chicago, IL	WSNS-TV	6	4%
San Francisco-Oakland-San Jose, CA	KSTS	7	3%
San Antonio, TX	KVDA(d)	8	3%
Phoenix, AZ	KTAZ	9	3%
Fresno, CA	KNSO(d)	14	2%
Denver, CO	KDEN-TV	16	2%
Las Vegas, NV	KBLR	23	1%
Boston, MA	WNEU(d)	24	1%
Tucson, AZ	KHRR	25	1%
Puerto Rico	WKAQ-TV	—	—

(a)	DMA served is defined by Nielsen Media Research as a geographic market for the sale of national spot and local advertising time.

(b)	Hispanic market rank is based on the relative size of the DMA among approximately 14 million U.S. Hispanic households as of December 31, 2012.

(c)

Based on Nielsen estimates for the 2012-13 season. The percentage of U.S. Hispanic television households does not reflect the calculation of national audience reach under the FCC’s national television ownership cap limits. See “Legislation and Regulation — Broadcast Television — Ownership Limits — National Television Ownership.”

(d)	Operated by a third party that provides certain non-network programming and operations services under a time brokerage agreement.

Filmed Entertainment

Our Filmed Entertainment segment produces, acquires, markets and distributes both live-action and animated filmed entertainment worldwide. We also develop, produce and license live stage plays.

We produce films both on our own and jointly with other studios or production companies, as well as with other entities. Our films are produced primarily under the Universal Pictures, Focus Features and Illumination names. Our films are marketed and distributed worldwide primarily through our own marketing and distribution companies. We also acquire distribution rights to films produced by others, which may be limited to particular geographic regions, specific forms of media or certain periods of time. Our content consists of theatrical films, direct-to-video titles and our film library, which is comprised of more than 5,000 titles in a variety of genres.

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

The majority of our produced and acquired films are initially distributed for exhibition in movie theaters. After their release in movie theaters, we sell and license our films through various methods. We distribute our films

5	NBCUniversal 2012 Annual Report on Form 10-K

globally by selling them in DVD format to retail stores, rental kiosks and subscription by mail services, and through digital distributors. We also license our films, including selections from our film library, to cable, broadcast and premium networks, digital distributors and to video-on-demand and pay-per-view services. Premium networks include cable networks such as HBO, Showtime, Starz and Cinemax.

The volume of our content that is made available through digital distributors is increasing as consumers continue to seek alternative ways to view our content. These methods include the sale of our films through online retailers, such as iTunes, that allow for the video downloading of a digital copy of a film, and also the licensing of our films to Internet video streaming services, such as Netflix.

Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our produced and acquired films for exhibition in movie theaters, the sale of our owned and acquired films on home entertainment formats, such as DVDs and the licensing of our owned and acquired films. We also generate revenue from producing and licensing live stage plays and distributing filmed entertainment produced by third parties.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood. Universal Orlando includes two theme parks, Universal Studios Florida and Universal’s Islands of Adventure, as well as CityWalk, a dining, retail and entertainment complex. Universal Orlando also features three on-site themed hotels in which we own a noncontrolling interest. Our Universal theme park in Hollywood consists primarily of Universal Studios Hollywood. In addition, we receive fees from third parties that own and operate the Universal Studios Japan theme park in Osaka, Japan and the Universal Studios Singapore theme park on Sentosa Island, Singapore for the licensing of the right to use the Universal Studio brand name and other intellectual property, and other services. We also own a water park, Wet ‘n Wild, located in Orlando.

Our Theme Parks segment licenses the right to use a substantial amount of intellectual property from third parties for its themed elements in rides, attractions, retail outlets and merchandising.

Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending at our Universal theme parks in Orlando and Hollywood, as well as from licensing and other fees. Per capita spending includes ticket price and in-park spending on food, beverages and merchandise.

Competition

Cable Networks and Broadcast Television

Our cable networks, broadcast television networks and owned local broadcast television stations compete for viewers’ attention and audience share with all forms of programming provided to viewers, including cable, broadcast and premium networks, local broadcast television stations, home entertainment, pay-per-view and video-on-demand services, online activities, including digital distribution services and websites that provide social networking and user-generated content, and other forms of entertainment, news and information. In addition, our cable networks, broadcast television networks and owned local broadcast television stations compete for the sale of advertising time with other television networks and stations, as well as with all other advertising platforms, such as radio stations, print media and websites.

Our cable networks, broadcast television networks and owned local broadcast television stations compete for the acquisition of programming and for on-air and creative talent with other cable and broadcast networks and local television stations. The market for programming is very competitive, particularly for sports programming, where the cost for such programming is significant.

NBCUniversal 2012 Annual Report on Form 10-K	6

Our cable networks compete with other cable networks for distribution by multichannel video providers. Our broadcast television networks compete with the other broadcast networks in markets across the United States to secure affiliations with independently owned television stations, which are necessary to ensure the effective distribution of network programming to a nationwide audience.

In addition, our cable networks and broadcast television production operations compete with other production companies and creators of content for the acquisition of story properties, creative, performing and technical personnel, and with distributors for their content and consumer interest in their content.

Filmed Entertainment

Our filmed entertainment business competes for audiences for its films and other entertainment content with other major studios and, to a lesser extent, with independent film producers, as well as with alternative forms of entertainment. Our competitive position primarily depends on the number of films we produce, their distribution and marketing success, and consumer response. Our filmed entertainment business also competes to obtain creative, performing and technical talent, including writers, actors, directors and producers, as well as scripts for films. Our filmed entertainment business also competes with the other major studios and other producers of entertainment content for distribution of their content through various exhibition and distribution outlets and on digital media platforms.

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

Legislation and Regulation

The Communications Act of 1934, as amended (the “Communications Act”), and FCC regulations and policies affect significant aspects of our businesses, which are also subject to other regulation by federal, state, local and foreign authorities under applicable laws and regulations. In addition, our businesses are subject to compliance with the terms of the FCC Order approving the Joint Venture transaction (the “FCC Order”) and a consent decree entered into with the DOJ (the “DOJ Consent Decree”), which contain conditions and commitments of varying duration, ranging from three to seven years after September 2011. Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations of existing statutes, rules or regulations, or prescribe new ones, which may significantly affect our businesses. We are unable to predict any such changes, or how any such changes will ultimately affect our businesses. The following paragraphs summarize material existing and potential future legal and regulatory requirements affecting our businesses, although reference should be made to the Communications Act, FCC regulations, the FCC Order, the DOJ Consent Decree and other legislation and regulations for further information.

7	NBCUniversal 2012 Annual Report on Form 10-K

Cable Networks

Program Access

The Communications Act and FCC regulations generally prevent cable networks affiliated with cable operators, other than terrestrially-delivered programming networks, from favoring affiliated cable operators over competing multichannel video providers, such as DBS providers and phone companies that offer multichannel video programming services. In addition, the Communications Act and FCC regulations had limited the ability of cable-affiliated cable networks to offer exclusive programming contracts to a cable operator. In October 2012, the FCC allowed a preemptive restriction on exclusive contracts to expire but reaffirmed that any such exclusive contract could be reviewed on a case-by-case basis in response to a complaint alleging violation of the Communications Act’s prohibition against unfair methods of competition or unfair or deceptive acts or practices that hinder significantly or prevent competitors from providing programming to customers. This case-by-case process already allowed multichannel video providers to file program access complaints to try to show that their lack of access to a terrestrially-delivered programming network had hindered significantly their ability to deliver video programming to subscribers. In addition, the FCC is considering proposals to establish presumptions that would make it easier for multichannel video providers to succeed with complaints involving exclusive contracts and to make it easier for them to use buying groups and for such buying groups to pursue complaints under the rules. It is uncertain whether the FCC will act on these proposals and, if adopted, what impact these proposals would have on our cable networks.

The FCC launched a rulemaking in 2007 to consider whether companies that own multiple cable networks should be required to make each of their networks available to multichannel video providers on a stand-alone or “unbundled” basis when negotiating distribution agreements, although it has not further acted on that rulemaking. We currently offer our cable networks both on a bundled and, when requested, on a stand-alone basis. Increased regulatory requirements imposed on the manner in which we negotiate programming distribution agreements with multichannel video providers may adversely affect our cable networks business.

Under the terms of the FCC Order and the DOJ Consent Decree, multichannel video providers can invoke commercial arbitration for program access pursuant to conditions adopted in the FCC Order against our cable and broadcast television networks, including our regional sports networks. In addition, under the FCC Order and DOJ Consent Decree, we are required to make certain of our cable network, broadcast television and filmed entertainment programming available to bona fide online video distributors under certain conditions, and they may invoke commercial arbitration pursuant to conditions adopted in the FCC Order and DOJ Consent Decree to resolve disputes regarding the availability of, and the terms and conditions of access to, such programming. For more information on these conditions, see “Broadcast Television” below and refer to the “Must-Carry/Retransmission Consent” discussion within that section.

Children’s Programming

The Children’s Television Act (“CTA”) and FCC regulations limit the amount and content of commercial matter that may be shown on cable networks, broadcast networks and broadcast television stations during programming originally produced and broadcast primarily for an audience of children under 13 years of age. FCC regulations also limit the display during children’s programming on cable or broadcast of Internet addresses of websites that contain or link to commercial material or that use program characters to sell products. Similarly, FCC regulations prohibit the display of commercials during children’s programming on cable or broadcast networks that use program characters to sell products when the commercial is adjacent to children’s programming in which the characters appear. The FCC is currently considering whether to prohibit interactive advertising during children’s television programming. The FCC Order includes certain commitments and conditions related to children’s television and advertising directed at children, including commitments that we will not insert interactive advertising into children’s television programming in any of the advertising spots we control and that we will provide at least $15 million worth of public service announce-

NBCUniversal 2012 Annual Report on Form 10-K	8

ments on childhood obesity, FDA nutritional guidelines, digital literacy and parental controls per year until 2016.

Broadcast Television

Licensing

The Communications Act permits the operation of local broadcast television stations only in accordance with a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity. The FCC grants broadcast television station licenses for specific periods of time and, upon application, may renew the licenses for additional terms. Under the Communications Act, broadcast television licenses may be granted for a maximum term of eight years. Generally, the FCC renews broadcast licenses upon finding that the television station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or FCC regulations; and there have been no violations by the licensee of the Communications Act or FCC regulations, which, taken together, indicate a pattern of abuse.

In addition, CTA and FCC regulations require that the FCC consider in its review of broadcast television station license renewals whether the station has served the educational and informational (“E/I”) needs of children. Under the FCC’s regulations, a station licensee will be deemed to have met its obligation to serve the E/I needs of children if it has broadcast on its main program stream a minimum of three hours per week of programming that has a significant purpose of serving the E/I needs of children under 17 years of age. For broadcast television stations that multicast, FCC regulations include a similar standard whereby the amount of E/I programming deemed to meet the station’s E/I obligation increases in proportion to the amount of free multicast programming aired. Under the FCC Order, we have committed to provide an additional hour of E/I programming per week on either the primary or multicast streams of our owned NBC local broadcast television stations and on the primary signal of our owned Telemundo local broadcast television stations. The FCC is considering whether the requirements for E/I programming have been effective in promoting the availability of educational content for children on broadcast television, and there can be no assurance that the FCC will not impose more stringent requirements.

Under the FCC Order, we have committed to expand local news and information programming on our owned local television stations and to enter into cooperative arrangements with locally focused nonprofit news organizations in certain markets.

Renewal applications are pending for a number of our broadcast television station licenses. The FCC may grant any license renewal application with or without conditions, including renewal for a lesser term than the maximum otherwise permitted. A station’s authority to operate is automatically extended while a renewal application is on file and under review. Four pending applications have been formally opposed by third parties and other applications are pending due to unresolved complaints of alleged indecency in the stations’ programming. The Communications Act also requires prior FCC approval for any sale of a broadcast station license, whether through the assignment of the license and related assets from one company to another or the transfer of control of the stock or other equity of a company holding an FCC license. Third parties may oppose such applications. The FCC may decline to renew or approve the transfer of a license in certain circumstances. Although we have received such renewals and approvals in the past, there can be no assurance that we will always obtain necessary renewals or that approvals in the future will contain acceptable FCC license conditions.

Ownership Limits

FCC regulations limit the ability of individuals and entities to have “attributable interests” above specific levels in local television stations, as well as other specified mass media entities, such as limits on the cross-ownership of broadcast stations and newspapers in the same market. The FCC, by law, must review the

9	NBCUniversal 2012 Annual Report on Form 10-K

ownership regulations detailed below once every four years, and the most recent review was initiated in December 2011 (“2011 Media Ownership Notice”). We cannot predict when the FCC’s current review will be completed or whether or how any of these regulations will change.

Local Television Ownership

Under the FCC’s local television ownership rule, a licensee may own up to two broadcast television stations in the same DMA, as long as at least one of the two stations is not among the top four-ranked stations in the market based on audience share as of the date an application for approval of an acquisition is filed with the FCC and at least eight independently owned and operating full-power broadcast television stations remain in the market following the acquisition. Further, without regard to the number of remaining independently-owned television stations, the rule permits the ownership of more than one television station within the same DMA so long as certain signal contours of the stations involved do not overlap. The 2011 Media Ownership Notice proposes minor modifications to the local television ownership rule. It also raises questions regarding whether local news-sharing agreements, shared services agreements, and joint sales agreements should count toward the FCC’s ownership limitations.

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

Dual Network Rule

The dual network rule prohibits any of the four major broadcast television networks, ABC, CBS, Fox and NBC, from being under common ownership or control with another of the four.

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

In enacting the Satellite Television Extension and Localism Act of 2010 (“STELA”) in 2010, Congress modified certain aspects of the compulsory copyright licenses under which satellite providers and cable operators retransmit broadcast stations. STELA expressly extended to January 1, 2015 an existing prohibition against commercial television stations entering into exclusive retransmission consent agreements with multichannel video providers and also extended a requirement that commercial television stations and multichannel video providers negotiate retransmission consent agreements in good faith. Several other multichannel video providers and third parties filed a petition asking the FCC to initiate a rulemaking to consider changes to the current retransmission consent regulations and also asked Congress to review the issue. The FCC launched a rulemaking in 2011 that, among other things, seeks comment on proposals to modify the good faith negotiating standard and to eliminate regulations providing local television stations with exclusivity protections in

NBCUniversal 2012 Annual Report on Form 10-K	10

their markets for network and syndicated programming. Legislation has been introduced that would eliminate both must-carry and retransmission consent as well as more narrow legislation that would establish an arbitration mechanism to resolve impasses in retransmission consent negotiations. We cannot predict what new laws or regulations, if any, may be adopted or how any such laws or regulations would affect our businesses. In addition to potential remedies under the general retransmission consent regime, multichannel video providers may invoke commercial arbitration under rules established in the FCC Order to resolve any disputes regarding carriage of any of our owned local broadcast television stations.

Internet Distribution

Under the FCC Order and DOJ Consent Decree, we are required to make certain of our cable network, broadcast television and filmed entertainment programming available to bona fide online video distributors under certain conditions, and they may invoke commercial arbitration to resolve disputes regarding the availability, and the terms and conditions of access to, such programming. In addition, we are required to continue distributing programming via nbc.com that is generally equivalent to the programming that we distributed via nbc.com as of January 1, 2011, on generally equivalent terms and conditions, so long as at least one of the other major broadcast networks continues to distribute some programming in a similar fashion. We are one of three broadcast network owners of Hulu, but were required to relinquish all voting rights and our board seat in Hulu in connection with the Joint Venture transaction. If the two other broadcast network owners of Hulu renew their agreements, we must either continue to provide content to Hulu on the terms in place as of January 2011 or enter into agreements on substantially the same terms as the broadcast network that provides the most economically favorable terms to Hulu.

Broadcast Spectrum

In February 2012, Congress authorized the FCC to conduct an incentive auction to reassign a portion of the broadcast spectrum for mobile broadband use. Under the statute, broadcasters may voluntarily relinquish some or all of their spectrum rights in exchange for a share of the proceeds of the FCC’s auction of the spectrum to mobile broadband providers. Broadcasters that do not voluntarily relinquish their spectrum rights may still be affected as part of the process of clearing and repacking the spectrum for future mobile use, but Congress required the FCC to make “all reasonable efforts” to preserve broadcasters’ over-the-air coverage area and population served, and to reimburse those broadcasters’ reasonable costs. The FCC currently is conducting a proceeding to implement this statute, including establishing processes for how the spectrum will be repacked and how the broadcasters will be reimbursed for relocation costs. We cannot predict whether or how any such regulations might affect our businesses.

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

Indecency regulation has been the subject of ongoing court review, regarding both the FCC’s “fleeting expletives” policy and the FCC’s definition of what constitutes indecent material. In June 2012, the U.S. Supreme Court struck down the FCC’s assessment of indecency fines against ABC and FOX on the grounds that the agency failed to provide fair notice of its standards and enforcement policy. However, the Court declined to rule on the constitutionality of the FCC’s indecency policy under the First Amendment. This ruling may result in the FCC’s clarification of its policy and future indecency-related enforcement actions. From time to time, we have received and may receive in the future letters of inquiry from the FCC prompted by com-

11	NBCUniversal 2012 Annual Report on Form 10-K

plaints alleging that certain programming on our owned local television stations included indecent or profane material. Increased content regulation, particularly if it is vague and difficult to apply, could have an adverse effect on our broadcast television business.

Sponsorship Identification

Federal legislation and FCC regulations provide that whenever a broadcast station transmits any programming for which it has received money, service or other valuable consideration, it must provide an accurate on-air identification of the sponsor of the programming. In 2008, the FCC commenced a proceeding to examine whether “embedded advertising,” such as product placements and product integration, in broadcast programming should be subject to stricter disclosure requirements and whether the sponsorship identification regulations should be extended to cable networks, although the FCC has taken no action.

International Regulation

International regulation of television broadcasting varies widely according to jurisdiction and includes the regulation of programming and advertising. For example, the European Union (“E.U.”) establishes minimum levels of regulation across all E.U. member states focused on content and advertising, which also extends to nonlinear television services, although E.U. countries are free to impose stricter regulation in certain areas.

Filmed Entertainment

Our filmed entertainment business is subject to the provisions of “trade practice laws” in effect in 25 states and Puerto Rico relating to theatrical distribution of motion pictures. These laws substantially restrict the licensing of motion pictures unless theater owners are first invited to attend a screening of the motion pictures and, in certain instances, also prohibit payment of advances and guarantees to motion picture distributors by exhibitors. Further, under various consent judgments, federal and state antitrust laws and state unfair competition laws, motion picture companies are subject to certain restrictions on trade practices in the United States, including a requirement to offer motion pictures for exhibition to theaters on a theater-by-theater basis. The Federal Trade Commission (“FTC”) has called for stronger industry safeguards applicable to the marketing of violent movies to children.

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

Other Areas of Regulation

Intellectual Property

Copyright, trademark, unfair competition, patent, trade secret and Internet/domain laws of the United States and other countries help protect our intellectual property rights. In particular, piracy of programming and films through unauthorized distribution of counterfeit DVDs, peer-to-peer file sharing and other platforms presents challenges for our cable networks, broadcast television and filmed entertainment businesses. The

NBCUniversal 2012 Annual Report on Form 10-K	12

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

While many legal protections exist to combat piracy, laws in the United States and internationally continue to evolve, as do technologies used to evade these laws. We have actively engaged in the enforcement of our intellectual property rights and likely will continue to expend substantial resources to protect our content. The repeal of laws intended to combat piracy and protect intellectual property or weakening of such laws or enforcement in the United States or internationally, or a failure of existing laws to adapt to new technologies, could make it more difficult for us to adequately protect our intellectual property rights, which could negatively impact their value and further increase the costs of enforcing our rights.

Copyright laws also require that we pay standard industry licensing fees for the public performance of music in the content we create. The fees we pay to music performance rights organizations are typically renegotiated when we renew licenses with those organizations, and we cannot predict with certainty what those fees will be in the future or if disputes will arise over them.

Privacy and Security Regulation

The FTC has begun to exercise greater authority over privacy protections generally, using its existing authority over unfair and deceptive practices and other public proceedings to apply greater restrictions on the collection and use of personally identifiable and other information relating to consumers. In March 2012, the FTC staff issued a final report with guidelines for privacy limits in the collection and use of personal and profiling information, even in the absence of demonstrated consumer harm. In a February 2012 report, the White House and Commerce Department also had suggested an expansion of privacy protections, although with greater reliance on the development of enforceable industry codes. Legislation has also been introduced in Congress that would regulate the use of personal and profiling information for advertising. The FTC has encouraged the World Wide Web Consortium to develop limits on the online collection and use of personal and profiling information. In addition, the FTC is reviewing its implementation of the Children’s Online Privacy Protection Act (“COPPA”). COPPA imposes requirements on website operators and online services that are aimed at children under 13 years of age or that collect personal information or knowingly post personal information from children under 13 years of age. The FTC has proposed certain changes to its COPPA regulations that would expand the scope of the regulations. We cannot predict what proposals may ultimately be adopted or how such requirements would affect our businesses.

We are also subject to state and federal regulations and laws regarding information security. Most of these regulations and laws apply to customer information that could be used to commit identity theft. Substantially all of the U.S. states and the District of Columbia have enacted security breach notification laws. These laws generally require that a business give notice to its customers whose financial account information has been disclosed because of a security breach. Legislation also has been introduced in Congress that would impose new cybersecurity requirements on some critical networks and operations, but the scope of such requirements, if adopted, has not yet been defined. The White House is considering a similar Executive Order.

Advertising Restrictions

Legislation has been introduced and reports from various government agencies have been issued from time to time urging that restrictions be placed on advertisements for particular products or services, including prescription drugs and the marketing of food or violent entertainment to children. We are unable to predict

13	NBCUniversal 2012 Annual Report on Form 10-K

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

Employees

As of December 31, 2012, we have approximately 36,000 full-time and part-time employees. We also use freelance and temporary employees in the normal course of our business.

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

NBCUniversal 2012 Annual Report on Form 10-K	14

Our businesses also face substantial and increasing competition from providers of similar types of content, as well as from other forms of entertainment and recreational activities. We must compete to obtain talent, programming and other resources required in operating these businesses. For example, our cable networks, broadcast television networks and owned local broadcast television stations compete for viewers with other similar networks and stations, as well as with other forms of entertainment and content available in the home, such as video games, DVDs and websites. More recently, we have begun competing for viewers with digital distribution services, such as Netflix and Amazon, some of which have their own high-quality original content. In addition, our cable networks compete with other cable networks and programming providers for carriage of their programming by multichannel video providers. Our cable networks, broadcast television networks and owned local television stations also compete for the sale of advertising time with other television networks and stations, as well as with all other advertising platforms, such as radio stations, print media and websites. Our filmed entertainment business competes with other film studios and independent producers for sources of financing for the production of its films, for the exhibition of its films in theaters and for shelf space in retail stores for its DVDs. It also competes for consumers with other film producers and distributors and all other forms of entertainment inside and outside the home. Our theme parks business also competes with other multi-park entertainment companies. For a more detailed description of the competition facing all of our businesses, see “Business – Competition” above.

Our ability to compete effectively also is in part dependent on our perceived image and reputation among our various constituencies, including our customers, consumers, advertisers, investors and governmental authorities. There can be no assurance that we will be able to compete effectively against existing or new competitors or that competition will not have an adverse effect on our businesses.

Changes in consumer behavior driven by new technologies may adversely affect our businesses.

We operate in a highly competitive, consumer-driven and rapidly changing environment. New technologies, particularly alternative methods for the distribution, sale and viewing of content, have been, and will likely continue to be, developed that further increase the number of competitors that all our businesses face and that drive changes in consumer behavior. These technologies may affect the demand for all of our products and services, as the number of entertainment choices available to, and the manner in which they are delivered to consumers continue to increase and evolve. Our failure to effectively anticipate or adapt to emerging technologies or changes in consumer behavior could have an adverse effect on our businesses.

Newer technologies also are affecting consumer behavior in ways that affect how content is viewed as consumers seek more control over when, where and how they consume content, which may have a negative impact on our business and results of operations. For example, the increased availability of DVRs, video-on-demand services and video programming on the Internet, as well as increased access to various media through wireless devices, have the potential to reduce the viewing of content through traditional distribution outlets, which could adversely affect the price and amount of advertising that advertisers are willing to purchase from us, the amount multichannel video providers are willing to pay for our content and the levels of DVD and theatrical sales. Some of these newer technologies also give consumers greater flexibility to watch programming on a time-delayed or on-demand basis or to fast-forward or skip advertisements within our programming, which also may adversely impact the advertising revenue we receive. Delayed viewing and advertising skipping have become more common as the penetration of DVRs has increased and as content has become increasingly available via video-on-demand services and Internet sources. These and other changes in technology, distribution platforms and consumer behavior could have an adverse effect on our businesses.

We are subject to regulation by federal, state, local and foreign authorities, which may impose additional costs and restrictions on our businesses.

Our businesses are subject to various laws and regulations at the international, federal, state and local levels. Our broadcast television business is highly regulated by federal laws and regulations, and our cable networks,

15	NBCUniversal 2012 Annual Report on Form 10-K

filmed entertainment and theme parks businesses are subject to various other laws and regulations at the international, federal, state and local levels, including laws and regulations relating to environmental protection, which have become more stringent over time, and the safety of consumer products and theme park operations. In addition, as a result of the Joint Venture transaction, we are subject to the FCC Order and the DOJ Consent Decree, which have imposed numerous conditions on our businesses relating to the treatment of competitors and other matters. Failure to comply with the laws and regulations applicable to our businesses could result in administrative enforcement actions, fines, and civil and criminal liability.

Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations thereof, or prescribe new ones, which may significantly affect our businesses. Any future legislative, judicial, regulatory or administrative actions may increase our costs or impose additional restrictions on our businesses, which could adversely affect our businesses. For a more detailed discussion of the risks associated with the regulation of all of our businesses, see “Business – Legislation and Regulation” above.

Weak economic conditions may have a negative impact on our businesses.

Weak economic conditions in the United States and internationally persisted during 2012. A substantial portion of our revenue comes from customers whose spending patterns may be affected by prevailing economic conditions. A continued or further decline in economic conditions, or an increase in price levels generally due to inflationary pressures, could adversely affect demand for any of our products and services and have a negative impact on our results of operations. For example, weak economic conditions could reduce prices that multichannel video providers pay for our cable networks’ programming and have reduced and could continue to reduce the performance of our theatrical and DVD releases in our filmed entertainment business and attendance and spending in our theme parks business. Weak economic conditions also may have a negative impact on the advertising revenue of our cable networks and broadcast television businesses. Weak economic conditions and turmoil in the global financial markets may also impair the ability of third parties to satisfy their obligations to us. Further, any disruption in the global financial markets may affect our ability to obtain financing on acceptable terms. If these weak economic conditions continue or deteriorate, our businesses may be adversely affected.

A decline in advertising expenditures or changes in advertising markets could negatively impact our businesses.

Our cable networks and broadcast television businesses derive substantial revenue from the sale of advertising on a variety of platforms, and a decline in advertising expenditures could negatively impact our results of operations. Declines can be caused by the economic prospects of specific advertisers or industries, by increased competition for the leisure time of audiences and audience fragmentation, by the growing use of new technologies, or by the economy in general, any of which may cause advertisers to alter their spending priorities based on these or other factors. In addition, advertisers’ willingness to purchase advertising from us may be adversely affected by lower audience ratings. Advertising sales and rates also are dependent on audience measurement and could be negatively affected by changes in audience measurement methodologies. For example, newer methods of viewing content (such as delayed viewing on DVRs or viewing content on computers, tablets or smartphones) might not be counted in audience measurements or may generate less, if any, revenue than traditional distribution methods, which could have an adverse effect on our advertising revenue. Further, natural disasters, wars, acts of terrorism or other significant adverse news events could lead to a reduction in advertising expenditures as a result of uninterrupted news coverage and general economic uncertainty. Reductions in advertising expenditures could adversely affect our businesses.

NBCUniversal 2012 Annual Report on Form 10-K	16

Our success depends on consumer acceptance of our content, which is difficult to predict, and our businesses may be adversely affected if our content fails to achieve sufficient consumer acceptance or our costs to create or acquire content increase.

Most of our businesses create and acquire media and entertainment content, the success of which depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of these businesses depends on our ability to consistently create, acquire, market and distribute cable networks and broadcast television programming, filmed entertainment, theme park attractions and other content that meet the changing preferences of the broad domestic and international consumer market. We have invested, and will continue to invest, substantial amounts in our content, including in the production of original content on our cable networks and broadcast television networks, in our films and for theme park attractions, before learning the extent to which it would earn consumer acceptance. We also obtain a significant portion of our content from third parties, such as movie studios, television production companies, sports organizations and other suppliers. Competition for popular content, particularly for sports programming, is intense, and we may be forced to increase the price we are willing to pay or be outbid by our competitors for popular content. Entering into or renewing contracts for such programming rights or acquiring additional rights may result in significantly increased costs. Moreover, particularly with respect to long-term contracts for sports programming rights, our results of operations and cash flows over the term of a contract depend on a number of factors, including the strength of the advertising market, our audience size and the timing and amount of our rights payments, and there can be no assurance that revenue from these contracts will exceed our cost for the rights, as well as the other costs of producing and distributing the programming. If our content does not achieve sufficient consumer acceptance, or if we cannot obtain or retain rights to popular content on acceptable terms, or at all, our businesses may be adversely affected.

The loss of our programming distribution agreements, or the renewal of these agreements on less favorable terms, could adversely affect our businesses.

Our cable networks depend on the maintenance of distribution agreements with multichannel video providers. Our broadcast television networks depend on the maintenance of network affiliation agreements with third-party local broadcast television stations in the markets where we do not own the affiliated local broadcast television station. In addition, every three years, each of our owned local broadcast television stations must elect, with respect to its retransmission by multichannel video providers within its DMA, either “must-carry” status, in which the distributor’s carriage of the station is mandatory and does not generate any compensation for the local station, or “retransmission consent,” in which the station gives up its right to mandatory carriage and instead seeks to negotiate the terms and conditions of carriage with the distributor, including the amount of compensation (if any) paid to the station by such distributor. In the course of renewing distribution agreements with multichannel video providers, we may enter into retransmission consent agreements on behalf of our owned local broadcast television stations. All of our NBC and Telemundo owned local broadcast television stations have elected retransmission consent for the period January 1, 2012 through December 31, 2014. Increasingly, our cable networks, broadcast television and filmed entertainment businesses also have entered into agreements to license their prior season and library content on other distribution platforms. There can be no assurance that any of these agreements will be renewed in the future on acceptable terms, or at all. The loss of any of these agreements, or the renewal of these agreements on less favorable terms, could reduce the reach of our television programming and its attractiveness to advertisers, which in turn could adversely affect our cable networks, broadcast television and filmed entertainment businesses.

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

17	NBCUniversal 2012 Annual Report on Form 10-K

agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted. We may need to change our business practices if any of these events occur, which may limit our ability to compete effectively and could have an adverse effect on our results of operations. Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our businesses. Moreover, if we are unable to obtain or continue to obtain licenses from our vendors and other third parties on reasonable terms, our businesses could be adversely affected.

In addition, intellectual property constitutes a significant part of the value of our businesses, and our success is highly dependent on protecting intellectual property rights in the content we create or acquire against third-party misappropriation, reproduction or infringement. The unauthorized reproduction, distribution or display of copyrighted material negatively affects our ability to generate revenue from the legitimate sale of our content, as well as from the sale of advertising on our content, and increases our costs due to our active enforcement of protecting our intellectual property rights. Piracy and other unauthorized uses of content are made easier, and the enforcement of intellectual property rights more challenging, by technological advances allowing the conversion of programming, films and other content into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies. In particular, piracy of programming and films through unauthorized distribution on DVDs, peer-to-peer computer networks and other platforms continues to present challenges for our cable networks, broadcast television and filmed entertainment businesses. While piracy is a challenge in the United States, it is particularly prevalent in many parts of the world that lack developed copyright laws, effective enforcement of copyright laws and technical protective measures like those in effect in the United States. If any U.S. or international laws intended to combat piracy and protect intellectual property rights are repealed or weakened or are not adequately enforced, or if the legal system fails to adapt to new technologies that facilitate piracy, we may be unable to effectively protect our rights, and the value of our intellectual property may be negatively impacted and our costs of enforcing our rights may increase. See “Business – Legislation and Regulation – Other Areas of Regulation – Intellectual Property” above for additional information.

Our businesses depend on keeping pace with technological developments.

Our success is, to a large extent, dependent on our ability to acquire, develop, adopt and leverage new and existing technologies, and our competitors’ use of certain types of technology and equipment may provide them with a competitive advantage. If we choose technology or equipment that is not as effective, cost-efficient or attractive to consumers as that employed by our competitors, if we fail to employ technologies desired by our customers before our competitors do so or if we fail to execute effectively on our technology initiatives, our businesses could be adversely affected.

We rely on network and information systems and other technologies, as well as key properties, and a disruption, cyber attack, failure or destruction of such networks, systems, technologies or properties may disrupt our businesses.

Network and information systems and other technologies, including those related to our network management and programming delivery, are critical to our business activities. Network and information systems-related events, such as computer hackings, cyber attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, terrorist attacks or other similar events, could result in a degradation or disruption of our services or damage to our properties, equipment and data. These events also could result in large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events in the future. Further, any security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems, including customer, personnel and

NBCUniversal 2012 Annual Report on Form 10-K	18

vendor data, could damage our reputation and require us to expend significant capital and other resources to remedy any such security breach. We may provide certain confidential, proprietary and personal information to third parties in connection with our businesses, and while we obtain assurances that these third parties will protect this information, there is a risk that this information may be compromised. Moreover, the amount and scope of insurance we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our businesses that may result, and the occurrence of any such events or security breaches could have a material adverse effect on our businesses.

The risk of these systems-related events and security breaches occurring has intensified, in part because we maintain certain information necessary to conduct our businesses in digital form stored on cloud servers. In the ordinary course of our business, there are frequent attempts to cause such systems-related events and security breaches, and we have experienced a few minor systems-related events that, to date, have not resulted in any significant degradation or disruption to our network or information systems or our operations. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite these efforts, there can be no assurance that these events and security breaches will not occur in the future or have an adverse effect on our businesses.

We may be unable to obtain necessary hardware, software and operational support.

We depend on third party vendors to supply us with a significant amount of the hardware, software and operational support necessary to provide certain of our services. Some of these vendors represent our primary source of supply or grant us the right to incorporate their intellectual property into some of our hardware and software products. While we actively monitor the operations and financial condition of key vendors in an attempt to detect any potential difficulties, there can be no assurance that we would timely identify any operating or financial difficulties associated with these vendors or that we could effectively mitigate our risks with respect to any such difficulties. If any of these vendors experience operating or financial difficulties or if demand exceeds their capacity or they otherwise cannot meet our specifications, our ability to provide some services may have an adverse effect on our businesses.

Labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses.

Many of our employees, including writers, directors, actors, technical and production personnel and others, as well as some of our on-air and creative talent, are covered by collective bargaining agreements or works councils. If we are unable to reach agreement with a labor union before the expiration of a collective bargaining agreement, our employees who were covered by that agreement may have a right to strike or take other actions that could adversely affect us. Moreover, many of our collective bargaining agreements are industry-wide agreements, and we may lack practical control over the negotiations and terms of the agreements. A labor dispute involving our employees may result in work stoppages or disrupt our operations and reduce our revenue, and resolution of disputes may increase our costs. There can be no assurance that we will renew our collective bargaining agreements as they expire or that we can renew them on favorable terms or without any work stoppages.

In addition, our cable networks and broadcast television networks have programming rights agreements of varying scope and duration with various sports organizations to broadcast and produce sporting events, including certain NFL, NHL, NBA and MLB games. Labor disputes in these and other sports organizations could have an adverse effect on our businesses.

19	NBCUniversal 2012 Annual Report on Form 10-K

Sales of DVDs have been declining.

Several factors, including weak economic conditions, the maturation of the standard-definition DVD format, piracy and intense competition for consumer discretionary spending and leisure time, are contributing to an industry-wide decline in DVD sales both in the United States and internationally, which has had an adverse effect on our filmed entertainment business’s results of operations. DVD sales have also been adversely affected by an increasing shift by consumers toward subscription rental, discount rental kiosks and digital forms of entertainment, such as video-on-demand services, which generate less revenue per transaction than DVD sales. A continued decline in our DVD sales volumes could have an adverse effect primarily on our filmed entertainment business.

The loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses.

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

We face risks relating to doing business internationally that could adversely affect our businesses.

We operate our businesses worldwide. There are risks inherent in doing business internationally, including the current European debt crisis and other global financial market turmoil, economic volatility and the global economic slowdown, currency exchange rate fluctuations and inflationary pressures, the requirements of local laws and customs relating to the publication and distribution of content and the display and sale of advertising, import or export restrictions and changes in trade regulations, difficulties in developing, staffing and managing foreign operations, issues related to occupational safety and adherence to diverse local labor laws and regulations and potentially adverse tax developments. In addition, doing business internationally is subject to risks relating to political or social unrest, corruption and government regulation, including U.S. laws such as the Foreign Corrupt Practices Act that impose stringent requirements on how we conduct our foreign operations. If these risks occur, our businesses may be adversely affected.

Comcast and GE Ownership

The following risk factors are applicable for periods in which we continue to be indirectly owned 51% by Comcast and 49% by GE. On February 12, 2013, Comcast entered into an agreement to acquire GE’s 49% common equity interest in NBCUniversal Holdings. See Note 20 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

We are controlled by Comcast, and GE has certain approval rights.

In connection with the close of the Joint Venture transaction, our company converted from a Delaware corporation into a Delaware limited liability company of which NBCUniversal Holdings is the sole member. We are now managed by NBCUniversal Holdings as our sole member. NBCUniversal Holdings is beneficially owned 51% by Comcast and 49% by GE, and Comcast has the right to designate a majority of the board of directors of NBCUniversal Holdings. As a result, Comcast controls NBCUniversal Holdings and effectively controls us. This means that Comcast generally is able to cause or prevent us from taking any actions, subject to the right of GE (so long as GE directly or indirectly owns at least a 20% interest in NBCUniversal Holdings) to approve certain actions. The GE approval right applies to various matters, including certain acquisitions, mergers or similar transactions; liquidation or dissolution (or similar events) or the commencement of bankruptcy or insolvency proceedings; a material expansion in the scope of our business; certain dividends or

NBCUniversal 2012 Annual Report on Form 10-K	20

other distributions and repurchases, redemptions or other acquisitions of equity securities by NBCUniversal Holdings; the incurrence of certain new debt; the making of certain loans; and the issuance by NBCUniversal Holdings of equity or the increase in the authorized amount of equity securities of NBCUniversal Holdings in certain circumstances. Moreover, while Comcast and GE have agreed to restrictions on their rights to dispose of interests in our company, those restrictions will lapse over time, and each of Comcast and GE has rights to waive restrictions on transfer. In addition, GE has certain rights to require NBCUniversal Holdings to purchase its interests, and Comcast has certain rights to require GE to sell its interests, in NBCUniversal Holdings. We cannot provide assurance that Comcast will continue to control, or that GE will maintain a significant indirect interest in, our business.

NBCUniversal Holdings may be required to purchase all or part of GE’s interests in NBCUniversal Holdings and may cause us to make distributions or loans to it to fund these purchases.

GE is entitled to cause NBCUniversal Holdings to redeem half of its interests in NBCUniversal Holdings during the six month period beginning January 28, 2014, and its remaining interest in NBCUniversal Holdings during the six month period beginning January 28, 2018, subject to certain conditions and limitations. If certain limitations on NBCUniversal Holdings’ purchase obligation apply so that NBCUniversal Holdings will not be required to fully purchase the GE interests that it otherwise would be required to purchase, Comcast will be required to purchase the applicable GE interests NBCUniversal Holdings does not purchase, subject to an overall maximum amount. NBCUniversal Holdings is a holding company whose sole asset is the equity interest in our company, and NBCUniversal Holdings currently has no source of cash to fund these repurchases other than distributions or loans from us or proceeds of any debt or equity it may issue in the future. Comcast may, but is not required to, cause us to distribute to NBCUniversal Holdings all or a portion of the funds required to fund any required repurchases from GE (or for any other reason). We cannot provide assurance that these distributions, if made, would not have a material adverse effect on our financial condition.

Comcast and GE may compete with us in certain cases and have the ability on their own to pursue opportunities that might be attractive to us.

Although both Comcast and GE are generally subject to non-compete restrictions with respect to our principal businesses, there are important exceptions to these non-compete restrictions, including exceptions for businesses retained by Comcast and GE, after giving effect to the close of the Joint Venture transaction, and various other business activities. While Comcast must first offer to us any potential business acquisition that is engaged in activities within any of our principal lines of business, the board members of NBCUniversal Holdings designated by GE will make the decision as to whether to accept the opportunity. Prior to July 28, 2012, if NBCUniversal Holdings does not accept such business acquisition, Comcast may proceed with the acquisition to the extent the purchase price does not exceed $500 million. After July 28, 2012, if NBCUniversal Holdings does not accept such business acquisition, Comcast may proceed with the acquisition to the extent the purchase price does not exceed $500 million or, if the purchase price is in excess of $500 million, to the extent such acquisition would not result in Comcast having made similar business acquisitions in an aggregate amount in excess of approximately $6 billion. Comcast’s obligation to offer opportunities to us terminates if GE’s ownership interest in NBCUniversal Holdings is less than 20%. Comcast and GE do not owe fiduciary duties to each other and, except as set forth above, do not otherwise have any obligation to refrain from engaging in businesses that are the same as or similar to our businesses or pursuing other opportunities that might be attractive for us.

Item 1B: Unresolved Staff Comments

None.

21	NBCUniversal 2012 Annual Report on Form 10-K

Item 2: Properties

Our corporate headquarters are located in New York City at 30 Rockefeller Plaza. We also own or lease offices, studios, production facilities, screening rooms, retail operations, warehouse space, satellite transmission receiving facilities and data centers in numerous locations in the United States and around the world for our businesses, including property for our owned local broadcast television stations. In addition, we own theme parks and related facilities in Orlando and Hollywood.

The table below sets forth information as of December 31, 2012 with respect to our principal properties:

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

We believe that substantially all of our physical assets were in good operating condition as of December 31, 2012.

Item 3: Legal Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of our business. We do not expect the final disposition of these matters to have a material adverse effect on our results of operations, cash flows or financial condition, although any such matters could be time consuming and costly and could injure our reputation.

Item 4: Mine Safety Disclosures

Not applicable.

NBCUniversal 2012 Annual Report on Form 10-K	22

Part II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

As a result of the change in control of our company, Comcast has applied the acquisition method of accounting with respect to the assets and liabilities of the NBCUniversal businesses it acquired (the “NBCUniversal contributed businesses”), which have been remeasured to fair value as of the date of the Joint Venture transaction. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans and appropriate discount rates. The assets and liabilities of the businesses contributed by Comcast (the “Comcast Content Business”) have been reflected at their historical or carry-over basis, as Comcast has maintained control of the Comcast Content Business. The impact of the Joint Venture transaction is included in our consolidated results of operations after January 28, 2011. These results are discussed in more detail below under “Consolidated Operating Results.” Periods marked “Predecessor” in our consolidated financial statements do not reflect the Joint Venture transaction.

On February 12, 2013, Comcast entered into an agreement to acquire GE’s 49% common equity interest in NBCUniversal Holdings. See Note 20 to our consolidated financial statements for additional information.

We present our operations in the following four reportable business segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks.

Cable Networks

Our Cable Networks segment consists primarily of our national cable entertainment networks (USA Network, Syfy, E!, Bravo, Oxygen, Style, G4, Chiller, Cloo and Universal HD); our national cable news and information networks (CNBC, MSNBC and CNBC World); our national cable sports networks (Golf Channel and NBC Sports Network); our regional sports and news networks; our international cable networks (including CNBC Europe, CNBC Asia and our Universal Networks International portfolio of networks); our cable television production studio; and our related digital media properties, which are primarily brand-aligned and other websites. Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, the sale of advertising, and the licensing of our owned programming.

23	NBCUniversal 2012 Annual Report on Form 10-K

Broadcast Television

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, our broadcast television production operations, and our related digital media properties, which are primarily brand-aligned websites. Our Broadcast Television segment generates revenue primarily from the sale of advertising and the licensing of our owned programming. Our Broadcast Television segment also generates revenue from the sale of our owned programming, retransmission of our owned local television stations’ signals and fees received from our affiliated local television stations.

Filmed Entertainment

Our Filmed Entertainment segment produces, acquires, markets and distributes filmed entertainment worldwide. Our films are produced primarily under the Universal Pictures, Focus Features and Illumination names. We also develop, produce and license live stage plays. Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our owned and acquired films for exhibition in movie theaters, the licensing of our owned and acquired films and the sale of our owned and acquired films on standard definition video discs and Blu-ray discs (together, “DVDs”) and through digital distributors. Our Filmed Entertainment segment also generates revenue from producing and licensing live stage plays and distributing filmed entertainment produced by third parties.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood. We also receive fees from third parties that own and operate Universal Studios Japan and Universal Studios Singapore for intellectual property licenses and other services. Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending at our Universal theme parks in Orlando and Hollywood, as well as from licensing and other fees. Per capita spending includes ticket price and in-park spending on food, beverages and merchandise.

Headquarters and Other

Headquarters and Other includes operating costs and expenses associated with corporate overhead, personnel costs and corporate initiatives.

Our other business interests primarily include equity method investments, such as The Weather Channel Holding Corp. (“The Weather Channel”). In July 2012, we acquired the remaining 50% equity interest in MSNBC Interactive News, LLC and other related entities (“MSNBC.com”) that we did not already own. In August 2012 A&E Television Networks LLC (“A&E Television Networks”) redeemed our entire 15.8% equity interest in A&E Television Networks (“A&E Television Networks transaction”). See Note 6 to our consolidated financial statements for additional information. For information on the performance of our equity method investments, see “Consolidated Other Income (Expense) Items” below and refer to the “Equity in Net Income of Investees, Net” heading within that section.

Consolidated Operating Results

The following tables set forth our results of operations as reported in our consolidated financial statements in accordance with GAAP. GAAP requires that we separately present our results for the periods from January 1, 2011 to January 28, 2011 (the “Predecessor period”) and from January 29, 2011 to December 31, 2011 (the “Successor period”). Management believes reviewing our operating results for the year ended December 31, 2011 by combining the results of the Predecessor and Successor periods is more useful in identifying trends in, or reaching conclusions regarding, our overall operating performance and performs reviews at that level. Accordingly, in addition to presenting our results of operations as reported in our consolidated financial statements in accordance with GAAP, the table below presents the non-GAAP combined results for the year

NBCUniversal 2012 Annual Report on Form 10-K	24

ended December 31, 2011, which we also use to compute the percentage change to the current year, as we believe this presentation provides the most meaningful basis for comparison of our results. The combined operating results may not reflect the actual results we would have achieved had the Joint Venture transaction closed prior to January 28, 2011 and may not be predictive of our future results of operations.

	Successor		Predecessor	Combined	Predecessor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	% Change 2011 to 2012	% Change 2010 to 2011
Revenue	$23,812	$19,028	$1,206	$20,234	$16,590	17.7%	22.0%
Costs and Expenses:
Programming and production	12,710	9,708	711	10,419	9,349	22.0	11.5
Other operating and administrative	4,763	4,075	307	4,382	3,214	8.7	36.3
Advertising, marketing and promotion	2,232	1,849	153	2,002	1,474	11.5	35.8
Depreciation	562	401	19	420	252	33.7	66.7
Amortization	764	712	8	720	97	6.1	NM
	21,031	16,745	1,198	17,943	14,386	17.2	24.7
Operating income	2,781	2,283	8	2,291	2,204	21.4	3.9
Other income (expense) items, net	647	(237)	(37)	(274)	57	NM	NM
Income (loss) before income taxes	3,428	2,046	(29)	2,017	2,261	69.9	(10.8)
Income tax (expense) benefit	(197)	(185)	4	(181)	(745)	8.9	(75.7)
Net income (loss)	3,231	1,861	(25)	1,836	1,516	76.0	21.1
Net (income) loss attributable to noncontrolling interests	(176)	(178)	2	(176)	(49)	—	NM
Net income (loss) attributable to NBCUniversal	$3,055	$1,683	$(23)	$1,660	$1,467	84.0%	13.2%

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

Consolidated Revenue

The increase in consolidated revenue in 2012 was primarily due to an increase in revenue in our Broadcast Television segment, as well as increases in our Filmed Entertainment, Cable Networks and Theme Parks segments. The increase in revenue in our Broadcast Television segment was primarily due to our broadcast of the 2012 London Olympics and 2012 Super Bowl. The increase in consolidated revenue in 2012 also included $669 million related to the impact of the inclusion of 12 months of operating results of Universal Orlando, compared to six months in 2011.

25	NBCUniversal 2012 Annual Report on Form 10-K

The increase in consolidated revenue in 2011 was primarily due to increases in our Cable Networks and Theme Parks segments, offset by a decrease in our Broadcast Television segment due to the absence of the 2010 Vancouver Olympic Games. The revenue increase in our Cable Networks segment included revenue from the Comcast Content Business in 2011 of $2.8 billion. The revenue increase in our Theme Parks segment included $712 million related to the consolidation of Universal Orlando since July 2011. Revenue for our segments is discussed separately below under the heading “Segment Operating Results.”

Consolidated Costs and Expenses

The increase in consolidated costs and expenses, excluding depreciation and amortization (consolidated “operating costs and expenses”) in 2012 was primarily due to an increase in our Broadcast Television segment, as well as increases in our Filmed Entertainment, Cable Networks and Theme Parks segments. The increases in operating costs and expenses in our Broadcast Television segment was primarily due to our broadcast of the 2012 London Olympics and 2012 Super Bowl.

The increase in consolidated operating costs and expenses in 2011 was primarily due to increases in our Cable Networks and Theme Parks segments. The increase in our Cable Networks segment included operating costs and expenses from the Comcast Content Business in 2011 of $2 billion. The increase in our Theme Parks segment included operating costs and expenses from Universal Orlando, since July 2011, of $384 million. Excluding the impact of the consolidation of the Comcast Content Business and Universal Orlando, consolidated operating costs and expenses increased in 2011 primarily due to increases in our Cable Networks and Filmed Entertainment segments, partially offset by a decrease in our Broadcast Television segment due to the absence of the 2010 Vancouver Olympic Games. Consolidated operating costs and expenses in 2011 also included $165 million of one-time, nonrecurring expenses related to severance, retention and accelerated share-based compensation expense as a result of the close of the Joint Venture transaction. Operating costs and expenses for our segments are discussed separately below under the heading “Segment Operating Results.”

The increase in consolidated depreciation expense in 2012 was primarily due to the impact of consolidating the operating results of Universal Orlando for 12 months in 2012, compared with six months in 2011. The increase in amortization expense in 2012 was primarily due to 12 months of amortization in 2012 of the finite-lived intangible assets recorded as a result of the Joint Venture and Universal Orlando transactions, which closed in 2011.

The increase in consolidated depreciation expense in 2011 was primarily due to the consolidation of Universal Orlando in July 2011 and the higher level of depreciation incurred due to the application of acquisition accounting to our property and equipment as a result of the Joint Venture and Universal Orlando transactions. The increase in amortization expense in 2011 was primarily driven by $533 million of incremental amortization expense related to the finite-lived intangible assets recorded as a result of the Joint Venture transaction.

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

NBCUniversal 2012 Annual Report on Form 10-K	26

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

Competition

The results of operations of our reportable business segments may be affected by competition, as all of our businesses operate in intensely competitive industries and compete with a growing number of companies that provide a broad range of entertainment, news and information content to consumers. Technological changes are further intensifying and complicating the competitive landscape and consumer behavior. For example, companies continue to emerge that offer services or devices that enable digital distribution of movies, television shows and other video programming, and wireless services and devices continue to evolve. Moreover, newer services that distribute video programming are also beginning to produce or acquire their own original content. This competition is further complicated by federal and state legislative bodies and various regulatory agencies, such as the FCC, which can adopt laws and policies that provide a favorable operating environment for some of our existing and potential new competitors. See “Business – Competition” for additional information.

Seasonality and Cyclicality

Each of our businesses is subject to seasonal and cyclical variations. Revenue in our Cable Networks and Broadcast Television segments is subject to cyclical advertising patterns and changes in viewership levels. Our U.S. advertising revenue is generally higher in the second and fourth calendar quarters of each year, due in part to increases in consumer advertising in the spring and in the period leading up to and including the holiday season. U.S. advertising revenue is also cyclical, benefiting in even-numbered years from advertising related to candidates running for political office and issue-oriented advertising. Our Broadcast Television revenue and operating costs and expenses also are cyclical as a result of our periodic broadcasts of the Olympic Games and the Super Bowl. Our advertising revenue generally increases in the period of these broadcasts from increased demand for advertising time, and our operating costs and expenses also increase as a result of our production costs and the amortization of the related rights fees. All of the revenue and operating costs and expenses associated with our broadcasts of the 2012 London Olympics and the 2012 Super Bowl are reported in our Broadcast Television segment.

Revenue in our Filmed Entertainment segment also fluctuates due to the timing of the release of films in movie theaters and the release of our films on DVD and through digital distributors. Revenue in our Cable Networks and Broadcast Television segments also fluctuates depending on the timing of the release of our programming on television and on DVD. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods. As a result, revenue tends to be seasonal, with increases experienced during the summer months, around holidays and in the fourth calendar quarter of each year. Revenue in our Cable Networks, Broadcast Television and Filmed Entertainment segments also fluctuates due to the timing of when our owned content is made available to licensees.

Revenue in our Theme Parks segment fluctuates with changes in theme park attendance resulting from the seasonal nature of vacation travel, local entertainment offerings and seasonal weather variations. Our theme parks experience peak attendance generally during the summer months when schools are closed and during early winter and spring holiday periods.

27	NBCUniversal 2012 Annual Report on Form 10-K

Segment Results of Operations

	Successor		Predecessor	Combined	Predecessor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	% Change 2011 to 2012	% Change 2010 to 2011
Revenue
Cable Networks	$8,773	$7,876	$389	$8,265	$4,954	6.2%	66.8%
Broadcast Television	8,154	5,935	464	6,399	6,888	27.4	(7.1)
Filmed Entertainment	5,159	4,239	353	4,592	4,576	12.4	0.3
Theme Parks	2,085	1,874	115	1,989	1,600	4.8	24.3
Headquarters and Other	43	45	5	50	79	(14.9)	(36.2)
Eliminations	(402)	(941)	(120)	(1,061)	(1,507)	(62.1)	(29.6)
Total	$23,812	$19,028	$1,206	$20,234	$16,590	17.7%	22.0%
Operating Income (Loss) Before Depreciation and Amortization
Cable Networks	$3,292	$3,119	$143	$3,262	$2,347	0.9%	39.0%
Broadcast Television	369	138	(16)	122	124	201.5	(1.2)
Filmed Entertainment	79	27	1	28	290	181.8	(90.3)
Theme Parks	953	830	37	867	591	9.9	46.6
Headquarters, other and eliminations	(586)	(718)	(130)	(848)	(799)	(31.0)	6.2
Total	$4,107	$3,396	$35	$3,431	$2,553	19.7%	34.4%

Cable Networks Segment Results of Operations

	Successor		Predecessor	Combined	Predecessor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	% Change 2011 to 2012	% Change 2010 to 2011
Revenue
Distribution	$4,604	$4,063	$188	$4,251	$2,366	8.3%	79.7%
Advertising	3,423	3,120	162	3,282	2,170	4.3	51.3
Content licensing and other	746	693	39	732	418	2.1	74.6
Total revenue	8,773	7,876	389	8,265	4,954	6.2	66.8
Operating costs and expenses	5,481	4,757	246	5,003	2,607	9.6	91.9
Operating income before depreciation and amortization	$3,292	$3,119	$143	$3,262	$2,347	0.9%	39.0%

NBCUniversal 2012 Annual Report on Form 10-K	28

Cable Networks Segment – Revenue

Distribution

Distribution revenue is generated from distribution agreements with multichannel video providers and is affected by the number of subscribers receiving our cable networks and the fees we charge per subscriber.

Distribution revenue increased in 2012 primarily due to contractual rate increases as well as due to the inclusion of 12 months of operating results of the Comcast Content Business in 2012 compared to 11 months in 2011.

Distribution revenue in 2011 included $1.7 billion attributable to the Comcast Content Business. Excluding the impact of the Comcast Content Business, distribution revenue increased in 2011 primarily due to contractual rate increases and increases in the number of subscribers to our cable networks.

In 2012 and 2011, 13% of our total Cable Networks segment revenue was generated from transactions with Comcast.

Advertising

Advertising revenue is generated from the sale of advertising time on our cable networks and related digital media properties. Our advertising revenue is generally based on audience ratings, the value of our viewer demographics to advertisers, and the number of advertising units we can place in our cable networks’ programming schedules. Advertising revenue is affected by the strength of the national advertising market, general economic conditions and the success of our programming.

Advertising revenue increased in 2012 primarily due to increases in the price and volume of advertising units sold which were substantially offset by declines in audience ratings at certain of our cable networks. In addition, the current year included 12 months of operating results of the Comcast Content Business compared to 11 months in 2011.

Advertising revenue in 2011 included $907 million attributable to the Comcast Content Business. Excluding the impact of the Comcast Content Business, advertising revenue increased in 2011 primarily due to an increase in the price of advertising units sold.

Content Licensing and Other

We also generate other revenue primarily from the licensing of our owned programming to various distribution platforms, including cable and broadcast networks and to digital distributors, such as Netflix.

Content licensing and other revenue increased in 2012 primarily due to the inclusion of 12 months of operating results of the Comcast Content Business in 2012 compared to 11 months in 2011.

Content licensing and other revenue in 2011 included $211 million attributable to the Comcast Content Business. Excluding the impact of the Comcast Content Business, revenue increased in 2011 primarily due to increases in the licensing of our owned content from our cable production studio.

Cable Networks Segment – Operating Costs and Expenses

Our Cable Networks segment operating costs and expenses consist of programming and production expenses, advertising and marketing expenses, and other operating and administrative expenses. Programming and production expenses include the amortization of owned and acquired programming, sports rights, direct production costs, residual and participation payments, production overhead, costs associated with the distribution of our programming to third-party networks and other distribution platforms, and on-air talent costs. Advertising and marketing expenses primarily consist of the costs incurred in promoting our cable networks and costs associated with digital media. Other operating and administrative costs and expenses include salaries, employee benefits, rent and other overhead expenses.

29	NBCUniversal 2012 Annual Report on Form 10-K

Operating costs and expenses increased in 2012 primarily due to higher programming and production expenses that resulted from an increase in sports programming rights costs, as well as from our continuing investment in original programming. The remaining increases were due to the inclusion of 12 months of operating results of the Comcast Content Business in 2012 compared to 11 months in 2011 as well as higher other operating and administrative expenses associated with personnel costs.

Operating costs and expenses in 2011 include $2 billion of expenses associated with the Comcast Content Business. In addition, operating costs and expenses increased in 2011 primarily due to higher programming and production expenses associated with an increase in original programming.

Broadcast Television Segment Results of Operations

	Successor		Predecessor	Combined	Predecessor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	% Change 2011 to 2012	% Change 2010 to 2011
Revenue
Advertising	$5,842	$3,941	$315	$4,256	$4,813	37.2%	(11.6)%
Content licensing	1,474	1,509	111	1,620	1,315	(9.1)	23.2
Other	838	485	38	523	760	60.4	(31.2)
Total revenue	8,154	5,935	464	6,399	6,888	27.4	(7.1)
Operating costs and expenses	7,785	5,797	480	6,277	6,764	24.0	(7.2)
Operating income (loss) before depreciation and amortization	$369	$138	$(16)	$122	$124	201.5%	(1.2)%

Broadcast Television Segment – Revenue

Advertising

Advertising revenue is generated from the sale of advertising time on our broadcast networks, owned local television stations and related digital media properties. Our advertising revenue is generally based on audience ratings, the value of our viewer demographics to advertisers, and the number of advertising units we can place in our broadcast networks’ and owned local television stations’ programming schedules. Advertising revenue is affected by the strength of the national and local advertising markets, general economic conditions and the success of our programming.

Advertising revenue increased in 2012 primarily due to $1.2 billion of advertising revenue associated with our broadcasts of the 2012 London Olympics and the 2012 Super Bowl. Excluding the impact of these events, advertising revenue increased 9% in 2012 primarily due to an increase in the price and volume of advertising units sold, which included the impact of higher political advertising.

Advertising revenue decreased in 2011 primarily due to $601 million of advertising revenue recognized in 2010 related to the 2010 Vancouver Olympics. Excluding the impact of the 2010 Vancouver Olympics, advertising revenue increased slightly in 2011 primarily due to an increase in the price of advertising units sold, substantially offset by the decline in audience ratings in our primetime schedule.

Content Licensing

Content licensing revenue is generated from the licensing of our owned programming in the United States and internationally, including to cable and broadcast networks and digital distributors, such as Netflix. The

NBCUniversal 2012 Annual Report on Form 10-K	30

production and distribution costs related to our owned programming generally exceed the revenue generated from the initial network license. The subsequent licensing of our owned television programming following the initial network license is critical to the financial success of a television series.

Content licensing revenue decreased in 2012 and increased in 2011 primarily due to the impact of licensing agreements for our prior season and library content that were entered into in 2011.

Other

We also generate revenue from the sale of our owned programming on DVDs and through digital distributors, such as iTunes, and from fees for retransmission consent of our owned local broadcast television stations and associated fees received from our affiliated local television stations. The sale of our owned programming is driven primarily by the popularity of our broadcast networks and programming series and, therefore, fluctuates based on consumer spending and acceptance. Other revenue also includes distribution revenue associated with our periodic broadcasts of the Olympic Games.

Other revenue increased in 2012 primarily due to $266 million of distribution revenue from multichannel video providers associated with our broadcast of the 2012 London Olympics.

Other revenue decreased in 2011 primarily due to the absence of the 2010 Vancouver Olympics and a decline in DVD sales.

Broadcast Television Segment – Operating Costs and Expenses

Our Broadcast Television segment operating costs and expenses consist of programming and production expenses, advertising and marketing expenses, and other operating and administrative expenses. Programming and production expenses relate to content originating on our broadcast networks and owned local broadcast television stations and include the amortization of owned and acquired programming costs, sports rights, direct production costs, residual and participation payments, production overhead, costs associated with the distribution of our programming to third-party networks and other distribution platforms and on-air talent costs. Advertising and marketing expenses consist primarily of the costs associated with promoting our owned television programming, as well as the marketing of DVDs and costs associated with digital media. Other operating and administrative expenses include salaries, employee benefits, rent and other overhead expenses.

Operating costs and expenses increased in 2012 primarily due to the increase in programming rights and production costs of $1.3 billion associated with our broadcast of the 2012 London Olympics and the 2012 Super Bowl. Excluding the impact of these events, operating costs and expenses increased 3% in 2012, primarily due to higher programming and production costs associated with our continued investment in original programming.

Operating costs and expenses decreased in 2011 primarily due to $1 billion of programming and production expenses recognized in 2010 associated with the 2010 Vancouver Olympics. Excluding the impact of the 2010 Vancouver Olympics, operating costs and expenses increased in 2011 primarily due to higher programming and production expenses associated with a greater number of original primetime series in 2011.

31	NBCUniversal 2012 Annual Report on Form 10-K

Filmed Entertainment Segment Results of Operations

	Successor		Predecessor	Combined	Predecessor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	% Change 2011 to 2012	% Change 2010 to 2011
Revenue
Theatrical	$1,390	$983	$58	$1,041	$900	33.5%	15.6%
Content licensing	1,540	1,234	171	1,405	1,336	9.7	5.2
Home entertainment	1,834	1,559	96	1,655	1,732	10.8	(4.4)
Other	395	463	28	491	608	(19.6)	(19.3)
Total revenue	5,159	4,239	353	4,592	4,576	12.4	0.3
Operating costs and expenses	5,080	4,212	352	4,564	4,286	11.3	6.5
Operating income before depreciation and amortization	$79	$27	$1	$28	$290	181.8%	(90.3)%

Filmed Entertainment Segment – Revenue

Theatrical

Theatrical revenue is generated from the worldwide theatrical release of our owned and acquired films for exhibition in movie theaters and is significantly affected by the timing of each release and the number of films we distribute, as well as their acceptance by consumers. Release dates are determined by several factors, including production schedules, vacation and holiday periods, and the timing of competitive releases. Theatrical revenue is also affected by the number of exhibition screens, ticket prices, the percentage of ticket sale retention by the exhibitors and the popularity of competing films at the time our films are released. The success of a film in movie theaters is a significant factor in determining the revenue a film is likely to generate in succeeding distribution platforms.

Theatrical revenue increased in 2012 primarily due to the strong performance of our 2012 releases, which included Ted, Dr. Seuss’ The Lorax and The Bourne Legacy.

Theatrical revenue increased in 2011 primarily due to an increase in the number of theatrical releases in our 2011 slate, compared to 2010, and the strong performance of our 2011 releases of Fast Five and Bridesmaids.

Content Licensing

Content licensing revenue is generated primarily from the licensing of our owned and acquired films to cable, broadcast and premium networks, as well as to digital distributors, such as Netflix.

Content licensing revenue increased in 2012 primarily due to a higher volume of our owned and acquired films made available to licensees in 2012 as well as an increase in licensing of our content to digital distributors.

Content licensing revenue increased in 2011 primarily due to the timing of when our owned and acquired films were made available to licensees.

Home Entertainment

Home entertainment revenue is generated from the sale of our owned and acquired films on DVDs to retail stores, rental kiosks and subscription by mail services, and through digital distributors, such as iTunes. Home

NBCUniversal 2012 Annual Report on Form 10-K	32

entertainment revenue is significantly affected by the timing and number of our releases and their acceptance by consumers. Release dates are determined by several factors, including the timing of the exhibition of a film in movie theaters, holiday periods and the timing of competitive releases.

Home entertainment revenue increased in 2012 primarily due to an increased number of and improved performance of, our 2012 releases compared to our 2011 releases.

Home entertainment revenue decreased in 2011 primarily due to the overall decline in the DVD market and fewer titles released in 2011.

The DVD market continues to experience declines due to the impact of weak economic conditions, the maturation of the standard-definition DVD format, piracy, and increasing shifts in consumers toward subscription rental services, discount rental kiosks and digital distributors, which generate less revenue per transaction than DVD sales.

Other

We also generate revenue from producing and licensing live stage plays and distributing filmed entertainment produced by third parties. Other revenue decreased in 2012 and 2011 primarily due to lower revenue generated from our stage plays as a result of fewer productions.

Filmed Entertainment Segment – Operating Costs and Expenses

Our Filmed Entertainment segment operating costs and expenses consist primarily of production expenses, advertising and marketing expenses, and other operating and administrative expenses. Production expenses include the amortization of capitalized film production and acquisition costs, residual and participation payments, and distribution expenses. Residual payments represent amounts payable to certain of our employees, including freelance and temporary employees, who are represented by labor unions or guilds and are based on post-theatrical revenue. Participation payments are primarily based on film performance and represent contingent consideration payable to creative talent and other parties involved in the production of a film. Advertising and marketing expenses consist primarily of expenses associated with theatrical prints and advertising and the marketing of DVDs. Other operating and administrative expenses include salaries, employee benefits, rent and other overhead expenses.

We incur significant marketing expenses before and throughout the release of a film in movie theaters. As a result, we typically incur losses on a film prior to and during the film’s exhibition in movie theaters and may not realize profits, if any, until the film generates home entertainment and content licensing revenue. The costs of producing and marketing films have generally increased in recent years and may continue to increase in the future, particularly if competition within the filmed entertainment industry continues to intensify.

Operating costs and expenses increased in 2012 primarily due to higher amortization of film costs associated with the higher cost of our 2012 slate, as well as an increase in marketing costs associated with our 2012 theatrical and DVD releases. These costs were partially offset by lower costs generated from our stage plays as a result of fewer productions.

Operating costs and expenses increased in 2011 primarily due to an increase in marketing expenses associated with promoting our 2011 theatrical releases.

33	NBCUniversal 2012 Annual Report on Form 10-K

Theme Parks Segment Results of Operations

The table below includes 100% of the results of operations for Universal Orlando for all amounts presented in order to reflect our measure of operating income (loss) before depreciation and amortization for our Theme Parks segment.

	Successor		Predecessor	Combined	Predecessor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	% Change 2011 to 2012	% Change 2010 to 2011
Revenue	$2,085	$1,874	$115	$1,989	$1,600	4.8%	24.3%
Operating costs and expenses	1,132	1,044	78	1,122	1,009	0.9	11.2
Operating income before depreciation and amortization	$953	$830	$37	$867	$591	9.9%	46.6%

Theme Parks Segment – Revenue

Our Theme Parks segment revenue is generated primarily from theme park attendance and per capita spending at our Universal theme parks in Orlando and Hollywood, as well as from licensing and other fees.

Attendance at our theme parks and per capita spending depend heavily on the general environment for travel and tourism, including consumer spending on travel and other recreational activities. License and other fees relate primarily to our agreements with third parties that operate the Universal Studios Japan and the Universal Studios Singapore theme parks to license the Universal Studios brand name and other intellectual property.

Theme Parks segment revenue increased in 2012 and 2011 primarily due to higher guest attendance and increases in per capita spending at our Universal theme parks. The increases in 2012 were primarily driven by the Transformers attraction in Hollywood, which opened in May 2012 and the increases in 2011 were attributable to the strong performance of The Wizarding World of Harry Potter™ attraction in Orlando.

Theme Parks Segment – Operating Costs and Expenses

Our Theme Parks segment operating costs and expenses consist primarily of theme park operations, including repairs and maintenance and related administrative expenses; food, beverage and merchandise costs; labor costs; and sales and marketing costs.

Theme Parks segment operating costs and expenses increased slightly in 2012 primarily due to additional costs associated with the increases in attendance and per capita spending at our Universal theme parks and incremental marketing costs associated with the Transformers attraction in Hollywood. Operating costs and expenses increased in 2011 primarily due to additional costs associated with the increases in attendance and per capita spending at our Universal theme parks.

Headquarters, Other and Eliminations

Headquarters and Other operating costs and expenses include corporate overhead, personnel costs and corporate initiatives.

Headquarters and other operating costs and expenses remained flat in 2012 primarily due to higher technology and administrative costs offset by the impact of $104 million of transaction-related costs in 2011

NBCUniversal 2012 Annual Report on Form 10-K	34

associated with the Joint Venture transaction, including severance and other compensation-related costs. Operating costs and expenses increased in 2011 primarily due to these transaction-related costs.

Eliminations include the results of operations for Universal Orlando for the periods prior to July 1, 2011. Our Theme Parks segment included the results of operations of Universal Orlando for these periods because these amounts had reflected our segment performance measure. These amounts were not included when we measured our consolidated results of operations because we recorded Universal Orlando as an equity method investment for the periods prior to July 1, 2011.

Consolidated Other Income (Expense) Items, Net

	Successor		Predecessor	Combined	Predecessor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010	% Change 2011 to 2012	% Change 2010 to 2011
Interest expense	$(480)	$(389)	$(37)	$(426)	$(277)	12.6%	53.8%
Interest income	27	19	4	23	55	19.7	(58.2)
Equity in net income of investees, net	183	262	25	287	308	(36.2)	(6.8)
Other income (expense), net	917	(129)	(29)	(158)	(29)	NM	NM
Total	$647	$(237)	$(37)	$(274)	$57	NM	NM

Interest Expense

Interest expense increased in 2012 primarily due to the impact of the interest related to the issuance of $2 billion aggregate principal amount of senior notes in October 2012 as well as consolidating Universal Orlando’s debt following the close of the Universal Orlando transaction.

Interest expense increased in 2011 primarily due to the incremental interest expense associated with the $9.1 billion of senior notes issued in 2010.

Equity in Net Income of Investees, Net

The decrease in 2012 primarily relates to the consolidation of Universal Orlando, which was accounted for as an equity method investment during the first half of 2011 as well as the impact of the sale of our equity interest in A&E Television Networks.

The decrease in 2011 primarily relates to our acquisition of the remaining 50% equity interest in Universal Orlando in July 2011. As a result, Universal Orlando was no longer recorded as an equity method investment following the acquisition date. See “Segment Operating Results – Theme Parks Segment Results of Operations” above for further information. Equity in net income of investees, net in 2011 included $52 million of incremental amortization of the basis differences resulting from the increased fair value of our investments that was recorded as a result of the Joint Venture transaction.

Other Income (Expense), Net

The increase in other income in 2012 was primarily due to a $1 billion gain related to the A&E Television Networks transaction. See Note 6 to our consolidated financial statements for additional information.

Other income (expense) in 2012 and 2011 included $186 million and $57 million, respectively, of expenses related to fair value adjustments to contractual obligations that involve financial interests held by third parties

35	NBCUniversal 2012 Annual Report on Form 10-K

in certain of our businesses. The obligations were recorded at fair value in connection with the Joint Venture and Universal Orlando transactions, with subsequent changes in fair value recorded in other income (expense), net. In addition, in 2011 we recorded a $27 million loss related to the sale of an independent Spanish-language local broadcast television station that we owned.

Income Tax Expense

We are a limited liability company and our company is disregarded for U.S. federal income tax purposes as an entity separate from NBCUniversal, LLC (“NBCUniversal Holdings”), a tax partnership. NBCUniversal and our subsidiaries do not incur any significant current or deferred U.S. domestic income taxes. Our income tax expense is comprised of foreign withholding taxes and foreign income taxes, as well as U.S. domestic income taxes that are primarily related to state income taxes. Our income tax expense increased in 2012 primarily due to higher foreign income taxes and the state income taxes associated with the A&E Television Networks transaction. The decrease in our income tax expense in 2011 was primarily due to our conversion into a limited liability company.

Consolidated Net (Income) Loss Attributable to Noncontrolling Interests

Net (income) loss attributable to noncontrolling interests remained flat in 2012. Net (income) loss attributable to noncontrolling interests increased in 2011 primarily due to income associated with the noncontrolling interests in the regional sports networks contributed by Comcast as part of the Joint Venture transaction and the impact of the deconsolidation, effective January 28, 2011, of Station Venture Holdings, LLC (“Station Venture”). See Note 6 to our consolidated financial statements for additional information on Station Venture.

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

We maintain significant availability under our lines of credit and our commercial paper program to meet our short-term liquidity requirements. As of December 31, 2012, $1.4 billion was available under our revolving credit facility. We expect the terms of our credit facility will be amended in connection with Comcast’s agreement to purchase GE’s 49% common equity interest in NBCUniversal that was entered into in February 2013. See Note 20 to our consolidated financial statements for additional information.

We are subject to the covenants and restrictions set forth in the indentures governing our public debt securities and in the credit agreement governing our credit facility. We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our businesses or raise additional capital. We test our compliance with our credit facility’s covenants on an ongoing basis. The only financial covenant in our credit facility pertains to leverage, which is the ratio of debt to earnings. As of December 31, 2012, we met this financial covenant by a significant margin and do not expect to have to reduce debt or improve operating results in order to continue to comply with this financial covenant.

In October 2012, we issued $1 billion aggregate principal amount of 2.875% senior notes due 2023 and $1 billion aggregate principal amount of 4.450% senior notes due 2043. A portion of the proceeds from this issuance was used to redeem in November 2012 the $260 million aggregate principal amount outstanding of Universal Orlando’s 8.875% senior notes due 2015 and the $146 million aggregate principal amount outstanding of Universal Orlando’s 10.875% senior subordinated notes due 2016.

NBCUniversal 2012 Annual Report on Form 10-K	36

Distributions to NBCUniversal Holdings

NBCUniversal Holdings, our sole member, has caused us to, and will continue to cause us to, make distributions or loans to NBCUniversal Holdings to meet its cash requirements. These requirements include an obligation to make distributions of cash on a quarterly basis to enable its indirect owners (Comcast and GE) to meet their obligations to pay taxes on taxable income generated by our businesses.

In addition, Comcast and GE have rights that may require NBCUniversal Holdings to redeem GE’s interests in NBCUniversal Holdings at various times. NBCUniversal Holdings, however, has no independent source of cash, other than distributions or loans from our company. Our ability to make distributions or loans may be limited by contractual arrangements. Comcast does not guarantee our debt obligations, and if borrowings to fund either of GE’s two potential redemptions would result in our exceeding a certain leverage ratio or losing investment grade status or if NBCUniversal Holdings cannot otherwise fund such redemptions, Comcast is committed to fund up to $2.875 billion in cash or its common stock for each of the two potential redemptions (for an aggregate of up to $5.75 billion) to the extent NBCUniversal Holdings cannot fund the redemptions, with amounts not used in the first redemption available for the second redemption.

Prior to the close of the Joint Venture transaction, we distributed approximately $7.4 billion to GE. Substantially all of our cash and cash equivalents were distributed to GE, except for approximately $200 million and minimal cash balances at our international subsidiaries, which we retained to facilitate the funding of our short-term working capital requirements immediately following the close of the Joint Venture transaction. The Comcast Content Business was contributed with cash or cash equivalents of approximately $38 million.

Receivables Monetization

We monetize certain of our accounts receivable under programs with a syndicate of banks. The effects of these monetization transactions are a component of net cash provided by operating activities in our consolidated statement of cash flows. See Note 17 to our consolidated financial statements for additional information.

Operating Activities

Components of Net Cash Provided by Operating Activities

	Successor		Predecessor	Combined	Predecessor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2011	Year Ended December 31, 2010
Operating income	$2,781	$2,283	$8	$2,291	$2,204
Depreciation and amortization	1,326	1,113	27	1,140	349
Operating income before depreciation and amortization	4,107	3,396	35	3,431	2,553
Noncash compensation	7	17	48	65	—
Changes in operating assets and liabilities	(261)	(168)	(220)	(388)	(208)
Cash basis operating income	3,853	3,245	(137)	3,108	2,345
Payments of interest	(461)	(444)	(1)	(445)	(275)
Payments of income taxes	(169)	(161)	(493)	(654)	(328)
Proceeds from investments and other	110	229	2	231	269
Net cash provided by (used in) operating activities	$3,333	$2,869	$(629)	$2,240	$2,011

37	NBCUniversal 2012 Annual Report on Form 10-K

The changes in operating assets and liabilities in 2012, compared to changes in 2011, were primarily related to a decrease in film and television costs, partially offset by the settlement in 2012 of a $237 million liability associated with the unfavorable Olympic contract that had been recorded through the application of acquisition accounting in 2011, as well as the timing of our other operating items, including accounts receivable and accounts payable related to trade creditors.

The changes in operating assets and liabilities in 2011 compared to changes in 2010, were primarily related to net cash outflows on our receivables monetization programs and an increase in film and television costs and net cash inflows related to the timing of payments made for accounts payables and other accrued expenses.

Interest payments in 2012 remained flat. The increase in interest payments in 2011 was primarily due to the issuance during 2010 of our $9.1 billion of senior debt securities.

The decrease in income tax payments in 2012 is primarily due to amounts paid in January 2011 in preparation for the close of the Joint Venture transaction.

The increase in income tax payments in 2011 was primarily due to federal tax payments related to the repatriation of foreign earnings, as well as tax payments to GE in 2011 related to the settlement of certain tax positions in preparation for the close of the Joint Venture transaction and our conversion to a limited liability company.

Investing Activities

Net cash provided by investing activities in 2012 consisted primarily of $3 billion in cash proceeds we received related to the A&E Television Networks transaction. Following the close of the A&E Television Networks transaction, we no longer receive dividends from A&E Television Networks. During the years ended December 31, 2012 and 2011, we received $129 million and $196 million, respectively, in dividends from A&E Television Networks, which were included in net cash provided by operating activities. The cash proceeds received from the sale of our equity interest in A&E Television Networks were partially offset by capital expenditures, purchases of investments, cash paid for intangible assets and the acquisition of the remaining 50% equity interest in MSNBC.com that we did not already own. Capital expenditures increased in 2012 primarily due to increased investment at our Universal theme parks and increased investment in technical infrastructure to support our cable networks and broadcast television operations.

Net cash used in investing activities in 2011 consisted primarily of cash paid, net of cash acquired, for the Universal Orlando acquisition, capital expenditures and cash paid for intangible assets. Cash paid for intangible assets included payments associated with the acquisition of intellectual property rights for use in our theme parks.

Financing Activities

Net cash used in financing activities in 2012 consisted primarily of tax distributions to NBCUniversal Holdings, net repayments of our outstanding commercial paper and the redemption of Universal Orlando’s senior and senior subordinated notes, substantially offset by proceeds from third-party borrowings of $2 billion. Our tax distributions to NBCUniversal Holdings in 2012 totaled $964 million, of which $430 million related to taxable income of Comcast and GE associated with the A&E Television Networks transaction. Of the total tax distributions to NBCUniversal Holdings in 2012, $491 million was attributable to Comcast and $473 million was attributable to GE.

Net cash used in financing activities in 2011 consisted primarily of the various financing transactions related to the Universal Orlando transaction (see Note 3 to our consolidated financial statements for additional

NBCUniversal 2012 Annual Report on Form 10-K	38

information), the $332 million repurchase of a preferred stock interest from an affiliate of GE in the Predecessor period ended January 28, 2011, and an increase in distributions to noncontrolling interests due to the consolidation of the Comcast Content Business in the Successor period ended December 31, 2011. In addition, in January 2011, we paid a dividend to GE that was substantially offset by GE’s repayment of loans due to us that we had previously made to GE following the issuance of our senior debt securities in 2010.

See Note 9 to our consolidated financial statements for additional information on of our financing activities, including details of our debt repayments and borrowings.

Contractual Obligations

The table below presents our future contractual obligations as of December 31, 2012 by period in which the payments are due.

	Payment Due by Period
(in millions)	Total	Year 1	Year 2-3	Year 4-5	More than 5
Debt obligations(a)	$11,135	$—	$1,927	$1,006	$8,202
Capital lease obligations	106	10	18	15	63
Operating lease obligations	1,661	239	397	344	681
Purchase obligations(b)	31,586	4,403	6,244	5,451	15,488
Other long-term liabilities reflected on the balance sheet(c)	2,429	126	311	352	1,640
Total(d)	$46,917	$4,778	$8,897	$7,168	$26,074

Refer to Note 9 (long-term debt) and Note 18 (commitments and contingencies) to our consolidated financial statements.

(a)	Excludes interest payments.

(b)

Purchase obligations consist of agreements to purchase goods and services that are legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased and price provisions. Our purchase obligations consist primarily of the commitments to acquire film and television programming, including U.S. television rights to future Olympic Games through 2020, Sunday Night Football on NBC through the 2022-23 season, including the Super Bowl in 2015, 2018 and 2021, NHL games through the 2020-21 season, Spanish-language U.S. television rights to FIFA World Cup games through 2022, U.S. television rights to English Premier League soccer games through the 2015-16 season and certain PGA TOUR golf events through 2021 as well as obligations under various creative talent and employment agreements, including obligations to actors, producers, television personalities and executives, and various other television commitments. Purchase obligations do not include contracts with immaterial future commitments.

(c)

Other long-term obligations consist primarily of certain contractual obligations acquired in connection with the Joint Venture and Universal Orlando transactions, pension and postretirement benefit obligations and deferred compensation obligations. The contractual obligations involve financial interests held by third parties in certain of our businesses and are based on a percentage of future revenue of the specified businesses. One of these contractual obligations provides the third party with the option, beginning in 2017, to require us to purchase the interest for cash in an amount equal to the fair value of the estimated future payments. Payments of $1.8 billion of participations and residuals are not included in the table above because we cannot make a reliable estimate of the period in which these obligations will be settled.

(d)	Total contractual obligations are made up of the following components.

(in millions)
Liabilities recorded on the balance sheet	$14,616
Commitments not recorded on the balance sheet	32,301
Total	$46,917

GE Redemption Rights

Under the terms of the operating agreement of NBCUniversal Holdings, during the six month period beginning July 28, 2014, GE has the right to cause NBCUniversal Holdings to redeem, in cash, half of GE’s interest in NBCUniversal Holdings, and during the six month period beginning January 28, 2018, GE has the right to cause NBCUniversal Holdings to redeem GE’s remaining interest, if any. If GE exercises its first redemption right, we have the immediate right to purchase the remainder of GE’s interest. NBCUniversal Holdings has no independent source of cash, other than distributions or loans from our company, and any potential

39	NBCUniversal 2012 Annual Report on Form 10-K

redemption of GE’s remaining equity interests is expected to be funded primarily through our cash flows from operating activities and our external borrowing capacity. No amounts related to this potential obligation are included in the table above. See Note 3 to our consolidated financial statements for additional information.

On February 12, 2013, Comcast entered into an agreement to acquire GE’s 49% common equity interest in NBCUniversal Holdings. See Note 20 to our consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any significant off-balance sheet arrangements, other than GE’s redemption rights discussed above, that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We believe our judgments and related estimates associated with revenue recognition, accounting for film and television costs, the valuation and impairment testing of goodwill and other indefinite-lived intangible assets and the fair value of contractual obligations, are critical in the preparation of our consolidated financial statements.

See Notes 2, 5, 8 and 10 to our consolidated financial statements, respectively, for a discussion of our accounting policies with respect to these items.

Revenue Recognition

Cable Networks and Broadcast Television Segments

Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, the sale of advertising and the licensing of our owned programming. Our Broadcast Television segment generates revenue primarily from the sale of advertising and the licensing of our owned programming. We recognize revenue from distributors as programming is provided, generally under multiyear distribution agreements. From time to time, the distribution agreements expire while programming continues to be provided to the distributor based on interim arrangements while the parties negotiate new contract terms. Revenue recognition is generally limited to current payments being made by the distributor, typically under the prior contract terms, until a new contract is negotiated, sometimes with effective dates that affect prior periods. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

Advertising revenue for our Cable Networks and Broadcast Television segments is recognized in the period in which commercials are aired or viewed. In some instances, we guarantee viewer ratings for the commercials. To the extent there is a shortfall in the ratings that were guaranteed, a portion of the revenue is deferred until such shortfall is settled, primarily by providing additional advertising time. We record revenue from the licensing of our owned programming when the content is available for use by the licensee, and when certain other conditions are met. When license fees include advertising time, we recognize the advertising time component of revenue when the advertising units are aired.

NBCUniversal 2012 Annual Report on Form 10-K	40

Filmed Entertainment Segment

Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our owned and acquired films for exhibition in movie theaters, the licensing of our owned and acquired films to cable, broadcast and premium networks as well as to digital distributors, and the licensing or sale of our owned and acquired films on DVD and through digital distributors. We also generate revenue from producing and licensing live stage plays and distributing filmed entertainment produced by third parties. We recognize revenue from the distribution of films to movie theaters when the films are exhibited. We record revenue from the licensing of a film when the film is available for use by the licensee, and when certain other conditions are met. We recognize revenue from DVD sales, net of estimated returns and customer incentives, on the date that DVDs are delivered to and made available for sale by retailers.

Theme Parks Segment

Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending at our Universal theme parks in Orlando and Hollywood, as well as from licensing and other fees. We recognize revenue from advance theme park ticket sales when the tickets are used. For annual passes, we recognize revenue on a straight-line basis over the annual period following the initial redemption date.

Film and Television Costs

We capitalize film and television production costs, including direct costs, production overhead, print costs, development costs and interest. We amortize capitalized film and television production costs, including acquired libraries, and accrue costs associated with participation and residual payments to programming and production expense. We generally record the amortization and the accrued costs using the film forecast computation method, which amortizes such costs using the ratio of the current period’s actual revenue to estimated total remaining gross revenue from all sources (“ultimate revenue”). Estimates of ultimate revenue have a significant impact on how quickly capitalized costs are amortized and, therefore, are updated regularly.

Our estimates of ultimate revenue for films generally include revenue from all sources that are expected to be earned within 10 years from the date of a film’s initial release. These estimates are based on the historical performance of similar content, as well as factors unique to the content itself. The most sensitive factor affecting our estimate of ultimate revenue for a film intended for theatrical release is the film’s theatrical performance, as subsequent revenue from the licensing and sale of a film has historically exhibited a high correlation to its theatrical performance. Upon a film’s release, our estimates of revenue from succeeding markets, including home entertainment and other distribution platforms, are revised based on historical relationships and an analysis of current market trends.

With respect to television series or other owned television programming, the most sensitive factor affecting our estimate of ultimate revenue is whether the series can be successfully licensed beyond its initial license. Initial estimates of ultimate revenue are limited to the amount of revenue contracted for each episode under the initial license. Once it is determined that a series can be licensed in subsequent platforms, revenue estimates for these platforms, such as U.S. and international syndication, home entertainment, and other distribution platforms, are included in ultimate revenue. In the case of television series and owned television programming, revenue estimates for produced episodes include revenue expected to be earned within 10 years of delivery of the initial episode or, if still in production, five years from the delivery of the most recent episode, if later.

Capitalized film and television costs, as well as stage play production costs, are subject to impairment testing when certain triggering events are identified. If the fair value of a production falls below its unamortized cost, we would record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The fair value assessment is generally based on estimated future discounted cash flows,

41	NBCUniversal 2012 Annual Report on Form 10-K

which are supported by our internal forecasts. Adjustments to capitalized film and stage play production costs of $161 million and $57 million were recorded in 2012 and 2011, respectively.

Valuation and Impairment Testing of Goodwill and Indefinite-Lived Intangible Assets

Goodwill

We assess the recoverability of our goodwill annually, or more frequently whenever events or substantive changes in circumstances indicate that the asset might be impaired. We test goodwill for impairment at the reporting unit level. To determine our reporting units, we evaluate the components one level below the segment level and we aggregate the components if they have similar economic characteristics. As a result of this assessment, our reporting units are the same as our four operating segments. We evaluate the determination of our reporting units used to test for impairment periodically or whenever events or changes in circumstances occur.

The first step of the two-step quantitative impairment test of goodwill involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, we estimate the fair value of a reporting unit primarily based on a discounted cash flow approach analysis that involves significant judgment. When analyzing the fair values indicated under the discounted cash flow models, we also consider multiples of operating income before depreciation and amortization generated by the underlying assets, current market transactions and profitability information.

If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, in that the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

Our 2012 annual impairment analyses, performed as of July 1, 2012, did not result in an impairment charge. The excess of the fair value of our Cable Networks and Theme Parks reporting units over their respective carrying values, as of July 1, 2012, was more than 30%. The excess of the fair value of our Broadcast Television reporting unit over its carrying value, as of the date of our 2012 impairment test, was less than 10%. As of December 31, 2012, $761 million of goodwill was allocated to this reporting unit.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of our trade names and FCC Licenses. We assess the recoverability of our indefinite-lived intangible assets annually, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. We also evaluate the units of account used to test for impairment of our indefinite-lived intangible assets periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level.

The quantitative impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the asset to its carrying amount. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

NBCUniversal 2012 Annual Report on Form 10-K	42

Trade Names

Our trade names represent the brand names of our cable and broadcast networks, film studios and theme parks. Each trade name is tested separately for impairment. Trade names are valued using the relief-from-royalty method, a form of the income approach. This method includes judgments about the royalty rates a market participant would be willing to pay in order to achieve the benefits associated with the trade name, as well as discount rate assumptions based on an assessment of the risk inherent in the projected future cash flows generated by the intangible assets.

Our annual impairment test for our trade names, performed as of July 1, 2012, did not result in an impairment charge.

FCC Licenses

We hold 25 FCC licenses related to our owned local broadcast television stations.

FCC licenses are valued using the Greenfield Discounted Cash Flow Method (“Greenfield Method”). The Greenfield Method is an excess earnings model that assumes that the only asset owned on the valuation date is the FCC license. In the application of the Greenfield Method to value FCC licenses, the modeling assumes that on day one of the projection period, a market participant only owns the FCC license and must acquire and assemble all the other assets owned by a representative market television station. The Greenfield Model, therefore, models out the startup of television operations including the acquisition and assemblage of the tangible assets, and the acquisition of relationships with advertisers.

The Greenfield Method includes considerable judgments. These judgments include assumptions concerning market potential, profit expectation, build-up period for the start-up station to reach a normalized state of operations and discount rates. Our start-up assumptions utilize market data and the selected discount rate reflects our assessment of the risk inherent in the projected future cash flows. Future economic conditions and changes in household population size in each market covered by our FCC licenses along with changes in advertiser behavior driven by new technologies could have a negative impact on our estimated fair values.

Our annual impairment test for our FCC licenses, performed as of July 1, 2012, did not result in an impairment charge.

Percent Hypothetical Reduction in Fair Value and Related Impairment of Indefinite-Lived Intangibles

(in millions)	10%	15%	20%	25%
Trade names	$8	$21	$44	$86
FCC licenses	1	1	4	6
Total	$9	$22	$48	$92

Fair Value of Contractual Obligations

In connection with the Joint Venture and Universal Orlando transactions, we recorded liabilities through the application of acquisition accounting for two contractual obligations that involve financial interests held by third parties in certain of our businesses. These interests are based upon a percentage of future revenue of the specified businesses. One of the contractual obligations provides the third party with the option, beginning in 2017, to require us to purchase the interest for cash based on a mutually agreed contractual formula utilizing estimates of future payments.

These contractual obligations were recorded at fair value as of the respective acquisition date, and subsequent fair value adjustments to these contractual obligations are recorded in other income (expense), net in our consolidated statement of income. In 2012 and 2011, we recorded fair value adjustments to these contractual obligations of $186 million and $57 million, respectively.

43	NBCUniversal 2012 Annual Report on Form 10-K

Fair values of these contractual obligations are determined based on the terms of the contracts and Level 3 inputs, primarily discounted future expected cash flows. The discount rates utilized in the 2012 analysis for these contractual obligations ranged from 11% to 14%.

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

As part of our overall strategy to manage the level of exposure to the risk of foreign exchange rate fluctuations, we enter into derivative financial instruments related to a significant portion of our foreign currency exposures. We enter into foreign currency forward and option contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of our foreign currency assets, liabilities, commitments, and forecasted foreign currency revenue and expenses. In accordance with our policy, we hedge forecasted foreign currency transactions for periods generally not to exceed one year. In certain limited circumstances, we enter into foreign exchange contracts with initial maturities in excess of one year. As of December 31, 2012 and 2011, we had foreign exchange contracts with a total notional value of $820 million and $767 million, respectively. As of December 31, 2012 and 2011, the aggregate estimated fair value for the foreign exchange contracts was not material.

We have analyzed our foreign currency exposures as of December 31, 2012, including our hedging contracts, to identify assets and liabilities denominated in a currency other than their relevant functional currency. For these assets and liabilities, we then evaluated the effect of a 10% shift in currency exchange rates between those currencies and the U.S. dollar. The analysis of such shift in exchange rates indicated that there would be an immaterial effect on our 2012 income.

See Note 2 to our consolidated financial statements for additional information on our accounting policies for derivative financial instruments.

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

Our interest rate derivative financial instruments, which primarily include fixed to variable interest rate swaps entered into in 2011, represent an integral part of our interest rate risk management program. Our interest rate derivative financial instruments reduced the portion of our total debt at fixed rates to 93% from 100% as of December 31, 2012. Interest rate derivative financial instruments may have a significant effect on our interest expense in the future.

NBCUniversal 2012 Annual Report on Form 10-K	44

The table below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2012.

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total	Estimated Fair Value as of December 31, 2012
Debt
Fixed rate	$10	$914	$1,032	$1,014	$6	$8,264	$11,240	$12,600
Average interest rate	8.5%	2.2%	3.6%	2.9%	7.8%	4.9%	4.4%
Interest Rate Instruments
Fixed to variable swaps	$—	$300	$150	$300	$—	$—	$750	$34
Average pay rate	0.0%	0.7%	1.9%	0.8%	0.0%	0.0%	1.0%
Average receive rate	0.0%	2.1%	3.7%	2.9%	0.0%	0.0%	2.7%

We use the notional amount of each instrument to calculate the interest to be paid or received. The notional amounts do not represent our exposure to credit loss. The estimated fair value approximates the amount of payments to be made or proceeds to be received to settle the outstanding contracts, including accrued interest. We estimate interest rates on variable rate debt and swaps using the average implied forward London Interbank Offered Rate (“LIBOR”) through the year of maturity based on the yield curve in effect on December 31, 2012, plus the applicable borrowing margin on December 31, 2012.

See Note 9 to our consolidated financial statements for additional information on our debt outstanding and Note 2 to our consolidated financial statements for additional information on our accounting policies for derivative financial instruments.

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

45	NBCUniversal 2012 Annual Report on Form 10-K

Item 8: Financial Statements and Supplementary Data

NBCUniversal 2012 Annual Report on Form 10-K	46

Report of Independent Registered Public Accounting Firm

To the Member of NBCUniversal Media, LLC

We have audited the accompanying consolidated balance sheets of NBCUniversal Media, LLC and subsidiaries (the “Company”), as of December 31, 2012 and 2011 (successor), the related consolidated statements of income, comprehensive income, cash flows and changes in equity for the year ended December 31, 2012 and the period from January 29, 2011 to December 31, 2011 (successor), and the consolidated statements of income, comprehensive income, cash flows and changes in equity of NBC Universal, Inc. and subsidiaries (the “Predecessor Company”) for the period from January 1, 2011 to January 28, 2011 (predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 (successor), the results of its operations and its cash flows for the year ended December 31, 2012 and the period from January 29, 2011 to December 31, 2011 (successor), and the results of the Predecessor Company’s operations and cash flows for the period from January 1, 2011 to January 28, 2011 (predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 28, 2011, Comcast Corporation closed its transaction with General Electric Company and as part of the transaction, NBC Universal, Inc. (predecessor) was converted into a limited liability company named NBCUniversal Media, LLC (successor).

/s/ Deloitte & Touche LLP

New York, New York

February 20, 2013

47	NBCUniversal 2012 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Member of NBCUniversal Media, LLC

We have audited the accompanying consolidated statements of income, comprehensive income, cash flows and changes in equity of NBC Universal, Inc. and consolidated subsidiaries (“NBC Universal”) for the year ended December 31, 2010 (predecessor). In connection with our audit of the consolidated financial statements, we have also audited the consolidated financial statement schedule II. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of NBC Universal’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of NBC Universal for the year ended December 31, 2010 (predecessor) in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

February 28, 2011 except for Notes 1 & 8 and the consolidated financial statement schedule as to which the date is May 13, 2011, and except for the Consolidated Statement of Comprehensive Income and Note 19 as to which the date is February 22, 2012.

NBCUniversal 2012 Annual Report on Form 10-K	48

Consolidated Balance Sheet

	Successor
December 31 (in millions)	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$5,921	$808
Receivables, net	4,028	3,338
Programming rights	844	987
Other current assets	607	548
Total current assets	11,400	5,681
Film and television costs	5,041	5,227
Investments	1,266	3,430
Property and equipment, net	5,381	4,964
Goodwill	14,770	14,657
Intangible assets, net	15,420	15,695
Other noncurrent assets, net	1,184	1,130
Total assets	$54,462	$50,784

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$2,348	$2,119
Accrued participations and residuals	1,350	1,255
Program obligations	561	508
Deferred revenue	681	728
Accrued expenses and other current liabilities	1,288	1,447
Current portion of long-term debt	10	554
Total current liabilities	6,238	6,611
Long-term debt, less current portion	11,231	9,614
Accrued participations, residuals and program obligations	862	873
Other noncurrent liabilities	3,746	3,421
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	131	184
Equity:
Member’s capital	31,900	29,798
Accumulated other comprehensive income (loss)	(65)	(78)
Total NBCUniversal member’s equity	31,835	29,720
Noncontrolling interests	419	361
Total equity	32,254	30,081
Total liabilities and equity	$54,462	$50,784

See accompanying notes to consolidated financial statements.

49	NBCUniversal 2012 Annual Report on Form 10-K

Consolidated Statement of Income

	Successor		Predecessor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010
Revenue	$23,812	$19,028	$1,206	$16,590
Costs and Expenses:
Programming and production	12,710	9,708	711	9,349
Other operating and administrative	4,763	4,075	307	3,214
Advertising, marketing and promotion	2,232	1,849	153	1,474
Depreciation	562	401	19	252
Amortization	764	712	8	97
	21,031	16,745	1,198	14,386
Operating income	2,781	2,283	8	2,204
Other Income (Expense):
Interest expense	(480)	(389)	(37)	(277)
Interest income	27	19	4	55
Equity in net income of investees, net	183	262	25	308
Other income (expense), net	917	(129)	(29)	(29)
	647	(237)	(37)	57
Income (loss) before income taxes	3,428	2,046	(29)	2,261
Income tax (expense) benefit	(197)	(185)	4	(745)
Net income (loss)	3,231	1,861	(25)	1,516
Net (income) loss attributable to noncontrolling interests	(176)	(178)	2	(49)
Net income (loss) attributable to NBCUniversal	$3,055	$1,683	$(23)	$1,467

See accompanying notes to consolidated financial statements.

NBCUniversal 2012 Annual Report on Form 10-K	50

Consolidated Statement of Comprehensive Income

	Successor		Predecessor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010
Net income (loss)	$3,231	$1,861	$(25)	$1,516
Employee benefit obligations, net	14	(64)	4	(9)
Currency translation adjustments, net	(1)	(14)	1	(1)
Other, net	—	—	(2)	3
Comprehensive income (loss)	3,244	1,783	(22)	1,509
Net (income) loss attributable to noncontrolling interests	(176)	(178)	2	(49)
Comprehensive income (loss) attributable to NBCUniversal	$3,068	$1,605	$(20)	$1,460

See accompanying notes to consolidated financial statements.

51	NBCUniversal 2012 Annual Report on Form 10-K

Consolidated Statement of Cash Flows

	Successor		Predecessor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010
Operating activities
Net income (loss)	$3,231	$1,861	$(25)	1,516
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,326	1,113	27	349
Amortization of film and television costs	9,399	6,766	549	7,233
Noncash compensation expense	7	17	48	—
Equity in net income of investees, net	(183)	(262)	(25)	(308)
Cash received from investees	189	301	—	215
Deferred income taxes	15	27	(473)	254
Net (gain) loss on investment activity and other	(1,093)	30	27	28
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in current and noncurrent receivables, net	(643)	(357)	(675)	(80)
Change in film and television costs	(9,299)	(7,018)	(590)	(7,287)
Change in accounts payable and accrued expenses related to trade creditors	51	95	399	93
Change in accrued participations and residuals, program obligations and deferred revenue	132	130	127	(120)
Change in other operating assets and liabilities	201	166	(18)	118
Net cash provided by (used in) operating activities	3,333	2,869	(629)	2,011
Investing Activities
Capital expenditures	(763)	(432)	(16)	(286)
Cash paid for intangible assets	(113)	(249)	—	(79)
Acquisitions, net of cash acquired	(90)	(746)	—	—
Proceeds from sale of businesses and investments	3,026	117	331	3
Purchases of investments	(117)	(14)	—	(19)
Other	66	(8)	—	—
Net cash provided by (used in) investing activities	2,009	(1,332)	315	(381)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(550)	550	—	—
Proceeds from third party borrowings	1,995	—	—	9,090
Repurchases and repayments of debt	(413)	(1,044)	—	(1,671)
Proceeds from borrowings from Comcast	—	250	—	—
Repayments of borrowings from Comcast	—	(250)	—	—
(Increase) decrease in short-term loans to GE, net	—	—	8,072	(6,529)
Dividends paid	—	(315)	(8,041)	(1,589)
Distributions to member	(964)	(244)	—	—
Repurchase of preferred stock interest	—	—	(332)	—
Contributions from noncontrolling interests	8	3	1	8
Distributions to noncontrolling interests	(216)	(187)	—	(52)
Other	(89)	—	—	—
Net cash provided by (used in) financing activities	(229)	(1,237)	(300)	(743)
Increase (decrease) in cash and cash equivalents	5,113	300	(614)	887
Cash and cash equivalents, beginning of year	808	508	1,084	197
Cash and cash equivalents, end of year	$5,921	$808	$470	$1,084

See accompanying notes to consolidated financial statements.

NBCUniversal 2012 Annual Report on Form 10-K	52

Consolidated Statement of Changes in Equity

Predecessor (in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, January 1, 2010	$—	$23,592	$509	$(6)	$10	$24,105
Dividends declared			(1,586)			(1,586)
Distributions to noncontrolling interests, net					(44)	(44)
Other			(70)		(97)	(167)
Other comprehensive income (loss)				(7)		(7)
Net income (loss)			1,467		49	1,516
Balance, December 31, 2010	$—	$23,592	$320	$(13)	$(82)	$23,817
Compensation plans		48				48
Dividends declared		(7,846)	(297)			(8,143)
Other		(331)			2	(329)
Other comprehensive income (loss)				3		3
Net income (loss)			(23)		(2)	(25)
Balance, January 28, 2011	$—	$15,463	$—	$(10)	$(82)	$15,371

Successor (in millions)	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Member’s equity, remeasured at January 28, 2011	$24,089	$—	$262	$24,351
Contribution of Comcast Content Business	4,344	—	57	4,401
Total member’s equity at January 28, 2011	28,433	—	319	28,752
Compensation plans	17			17
Dividends declared	(244)			(244)
Issuance of subsidiary shares to noncontrolling interests	89		43	132
Contributions from (distributions to) noncontrolling interests, net			(176)	(176)
Other	(180)		13	(167)
Other comprehensive income (loss)		(78)		(78)
Net income (loss)	1,683		162	1,845
Balance, December 31, 2011	$29,798	$(78)	$361	$30,081
Compensation plans	7			7
Dividends declared	(964)			(964)
Contributions from (distributions to) noncontrolling interests, net			(184)	(184)
Other	4		84	88
Other comprehensive income (loss)		13		13
Net income (loss)	3,055		158	3,213
Balance, December 31, 2012	$31,900	$(65)	$419	$32,254

See accompanying notes to consolidated financial statements.

53	NBCUniversal 2012 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Note 1: Business and Basis of Presentation

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

We present our operations as the following four reportable business segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. See Note 19 for additional information on our reportable business segments.

Our Cable Networks segment consists primarily of our national cable entertainment networks (USA Network, Syfy, E!, Bravo, Oxygen, Style, G4, Chiller, Cloo and Universal HD); our national cable news and information networks (CNBC, MSNBC and CNBC World); our national cable sports networks (Golf Channel and NBC Sports Network); our regional sports and news networks; our international cable networks (including CNBC Europe, CNBC Asia and our Universal Networks International portfolio of networks); our cable television production studio; and our related digital media properties, which are primarily brand-aligned and other websites.

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local television stations, our broadcast television production operations, and our related digital media properties, which are primarily brand-aligned websites.

Our Filmed Entertainment segment produces, acquires, markets and distributes filmed entertainment worldwide. Our films are produced primarily under the Universal Pictures, Focus Features and Illumination names. We also develop, produce and license live stage plays.

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood. We also receive fees from third parties that own and operate Universal Studios Japan and Universal Studios Singapore for intellectual property licenses and other services.

Basis of Presentation

The accompanying consolidated financial statements include all entities in which we have a controlling voting interest (“subsidiaries”) and variable interest entities (“VIEs”) required to be consolidated in accordance with generally accepted accounting principles in the United States (“GAAP”). Transactions between NBCUniversal and Comcast, GE and their consolidated subsidiaries are reflected in these consolidated financial statements and disclosed as related party transactions when material.

We translate assets and liabilities of our foreign subsidiaries where the functional currency is the local currency, primarily the euro and the British pound, into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation adjustments are recorded as a component of accumulated other comprehensive income (loss). We translate revenue and expenses using average monthly exchange rates, and the related foreign currency transaction gains and losses are included in our consolidated statement of income.

As a result of the change in control of our company on January 28, 2011, Comcast applied the acquisition method of accounting with respect to the assets and liabilities of the NBCUniversal businesses it acquired (“NBCUniversal contributed businesses”), which were remeasured to fair value as of the date of the Joint Venture transaction. Our consolidated financial statements for periods following the close of the Joint Venture transaction are labeled “Successor” and reflect both Comcast’s basis of accounting in the new fair values of the assets and liabilities of NBCUniversal contributed businesses and the consolidation of the Comcast Content Business at historical cost. All periods prior to the close of the Joint Venture transaction reflect the historical

NBCUniversal 2012 Annual Report on Form 10-K	54

accounting basis in our assets and liabilities and are labeled “Predecessor.” Our consolidated financial statements and footnotes include a black line division, which appears between the columns titled Predecessor and Successor, which signifies that the amounts shown for the periods prior to and following the Joint Venture transaction are not comparable. See Note 3 for additional information on the Joint Venture transaction.

Reclassifications

Reclassifications have been made to the prior year’s consolidated financial statements to conform to classifications used in the current year. In addition, costs and expenses for 2011 and 2010 in our consolidated statement of income have been adjusted to separately present the components of these costs and expenses as programming and production, other operating and administrative, and advertising, marketing and promotion.

Note 2: Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires us to select accounting policies, including in certain cases industry-specific policies, and make estimates that affect the reported amount of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. Actual results could differ from these estimates. We believe the judgments and related estimates for the following items are critical in the preparation of our consolidated financial statements:

•	revenue recognition (see below)

•	film and television costs (see Note 5)

•	goodwill and intangible assets (see Note 8)

•	fair value of contractual obligations (see Note 10 and Note 18)

In addition, the following accounting policies are specific to the industries in which we operate:

•	capitalization and amortization of film and television costs (see Note 5).

Revenue Recognition

Cable Networks and Broadcast Television Segments

Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, the sale of advertising and the licensing of our owned programming. Our Broadcast Television segment generates revenue primarily from the sale of advertising and the licensing of our owned programming. We recognize revenue from distributors as programming is provided, generally under multiyear distribution agreements. From time to time, the distribution agreements expire while programming continues to be provided to the distributor based on interim arrangements while the parties negotiate new contract terms. Revenue recognition is generally limited to current payments being made by the distributor, typically under the prior contract terms, until a new contract is negotiated, sometimes with effective dates that affect prior periods. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

Advertising revenue for our Cable Networks and Broadcast Television segments is recognized in the period in which commercials are aired or viewed. In some instances, we guarantee viewer ratings for the commercials. To the extent there is a shortfall in the ratings that were guaranteed, a portion of the revenue is deferred until the shortfall is settled, primarily by providing additional advertising time. We record revenue from the licensing

55	NBCUniversal 2012 Annual Report on Form 10-K

of our owned programming when the content is available for use by the licensee, and when certain other conditions are met. When license fees include advertising time, we recognize the advertising time component of revenue when the advertisements are aired.

Filmed Entertainment Segment

Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our owned and acquired films for exhibition in movie theaters, the licensing of our owned and acquired films to cable, broadcast and premium networks, and digital distributors, and the sale of our owned and acquired films on both DVD and Blu-ray discs (together, “DVDs”) and through digital distributors. We also generate revenue from producing and licensing live stage plays and distributing filmed entertainment produced by third parties. We recognize revenue from the distribution of films to movie theaters when the films are exhibited. We record revenue from the licensing of a film when the film is available for use by the licensee, and when certain other conditions are met. We recognize revenue from DVD sales, net of estimated returns and customer incentives, on the date that DVDs are delivered to and made available for sale by retailers.

Theme Parks Segment

Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending at our Universal theme parks in Orlando and Hollywood, as well as from licensing and other fees. We recognize revenue from advance theme park ticket sales when the tickets are used. For annual passes, we recognize revenue on a straight-line basis over the annual period following the initial redemption date.

Other Accounting Policies

Information related to our accounting policies or methods related to investments, property and equipment, goodwill and intangibles, postretirement, pension and other employee benefits, share-based compensation and receivables monetization are included in their respective footnotes below. Below is a discussion of accounting policies and methods used in our consolidated financial statements that are not presented within other footnotes.

Advertising Expenses

Advertising costs are expensed as incurred.

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

Our derivative financial instruments are recorded on our consolidated balance sheet at fair value. The impact of our derivative financial instruments on our consolidated financial statements was not material for all periods presented.

NBCUniversal 2012 Annual Report on Form 10-K	56

Note 3: Acquisitions

Joint Venture Transaction

On January 28, 2011, Comcast and GE closed the Joint Venture transaction, which among other things, converted our company into a limited liability company that became a wholly owned subsidiary of NBCUniversal, LLC (“NBCUniversal Holdings”). NBCUniversal comprises the NBCUniversal contributed businesses and the Comcast Content Business, and is indirectly owned 51% by Comcast and 49% by GE. In addition to contributing the Comcast Content Business to NBCUniversal, Comcast made a cash payment to GE of $6.2 billion, which included transaction-related costs. Comcast also agreed to share with GE certain tax benefits as they are realized that relate to the form and structure of the Joint Venture transaction. These payments to GE are contingent on Comcast realizing tax benefits in the future and are accounted for as contingent consideration by Comcast.

Redemption Provisions

Comcast and GE have entered into an operating agreement that provides for Comcast’s management and control of NBCUniversal through its control of NBCUniversal Holdings. Under the terms of the operating agreement, during the six month period beginning July 28, 2014, GE has the right to cause NBCUniversal Holdings to redeem, in cash, half of GE’s interest in NBCUniversal Holdings, and Comcast would have the immediate right to purchase the remainder of GE’s interest. If, however, Comcast elects not to exercise this right, during the six month period beginning January 28, 2018, GE has the right to cause NBCUniversal Holdings to redeem GE’s remaining interest, if any. If GE does not exercise its first redemption right, Comcast has the right, during the six month period beginning January 28, 2016, to purchase half of GE’s interest in NBCUniversal Holdings, and during the six month period beginning January 28, 2019, Comcast has the right to purchase GE’s remaining interest, if any, in NBCUniversal Holdings. The purchase price to be paid in connection with any purchase or redemption described in this paragraph will be equal to the ownership percentage being purchased multiplied by an amount equal to 120% of the fully distributed public market trading value of NBCUniversal Holdings (determined pursuant to an appraisal process if NBCUniversal Holdings is not then publicly traded), less 50% of an amount (not less than zero) equal to the excess of 120% of the fully distributed public market trading value over $28.4 billion. Subject to various limitations, Comcast is committed to fund up to $2.875 billion in cash or Comcast common stock for each of the two redemptions (up to an aggregate of $5.75 billion) to the extent that NBCUniversal Holdings cannot fund the redemptions, with amounts not used in the first redemption to be available for the second redemption.

Until July 28, 2014, GE may not directly or indirectly transfer its interest in NBCUniversal Holdings. Thereafter, GE may transfer its interest to a third party, subject to Comcast’s right of first offer. The right of first offer would permit Comcast to purchase all, but not less than all, of the interests proposed to be transferred. If GE makes a registration request in accordance with certain registration rights that are granted to it under the operating agreement, Comcast will have the right to purchase, for cash at the market value (determined pursuant to an appraisal process if NBCUniversal Holdings is not then publicly traded), all of GE’s interest in NBCUniversal Holdings that GE is seeking to register.

For so long as GE continues to own at least 20% of NBCUniversal Holdings, GE will have veto rights with respect to certain matters, which include (i) certain issuances or repurchases of equity, (ii) certain distributions to equity holders, (iii) certain debt incurrences and (iv) certain loans to or guarantees for other persons made outside of the ordinary course of business.

On February 12, 2013, Comcast entered into an agreement to acquire GE’s 49% common equity interest in NBCUniversal Holdings. See Note 20 for additional information.

57	NBCUniversal 2012 Annual Report on Form 10-K

Allocation of Purchase Price

Comcast applied the acquisition method of accounting with respect to the assets and liabilities of the NBCUniversal contributed businesses, which were remeasured to fair value as of the date of the Joint Venture transaction.

We remeasured the assets and liabilities of the NBCUniversal contributed businesses to their estimated fair value as of January 28, 2011, primarily using Level 3 inputs (see Note 10 for additional information on Level 3 inputs). The judgments used to determine the estimated fair value assigned to each class of assets and liabilities, as well as asset lives, have a material impact on our consolidated financial statements. To assist in this process, third-party valuation specialists were engaged to assist in the valuation of these assets and liabilities.

The assets and liabilities of the Comcast Content Business were recorded at their historical or carry-over basis and as a result are not included in the acquired assets and liabilities presented in the allocation of purchase price below.

The tables below present the fair value of the consideration transferred and the allocation of purchase price to the assets and liabilities acquired as a result of the Joint Venture transaction.

Consideration Transferred

(in millions)
Cash	$6,120
Fair value of 49% interest in Comcast Content Business	4,308
Fair value of contingent consideration	590
Fair value of redeemable noncontrolling interest associated with the net assets of the NBCUniversal contributed businesses	13,071
Total	$24,089

Allocation of Purchase Price

(in millions)
Film and television costs(a)	$5,049
Investments	4,339
Property and equipment	2,322
Intangible assets	14,585
Working capital(b)	(1,176)
Long-term debt	(9,115)
Deferred income tax liabilities	(35)
Deferred revenue	(919)
Other noncurrent assets and liabilities(c)	(1,644)
Noncontrolling interests	(262)
Fair value of identifiable net assets acquired	13,144
Goodwill	10,945
Total	$24,089

(a)	Includes film and television costs and acquired programming rights.

(b)	Includes cash and cash equivalents, receivables, net, other current assets, accounts payable and accrued liabilities and accrued participations, residuals and program obligations.

(c)	Includes accrued participations, residuals and program obligations, employee benefit obligations and contractual obligations.

NBCUniversal 2012 Annual Report on Form 10-K	58

Contribution of Comcast Content Business

The following assets and liabilities of the contributed Comcast Content Business were consolidated by us at their historical or carry-over basis as of January 28, 2011.

(in millions)
Assets
Total current assets	$769
Programming rights	493
Investments	274
Property and equipment, net	167
Goodwill	2,564
Intangible assets, net	843
Other noncurrent assets	11
Total assets	$5,121
Liabilities
Total current liabilities	$353
Capital leases, less current portion	15
Other noncurrent liabilities	216
Total liabilities	$584
Redeemable noncontrolling interests	$136
Noncontrolling interests	$57

Transaction-Related Expenses

In connection with the Joint Venture transaction, we incurred incremental transition and integration expenses. Additionally, included in our consolidated statement of income are severance, retention and accelerated share-based compensation expenses incurred as a result of the Joint Venture transaction of $116 million for the period from January 29, 2011 through December 31, 2011 and $49 million for the period from January 1, 2011 through January 28, 2011.

Universal Orlando Transaction

On July 1, 2011, we acquired the remaining 50% equity interest in Universal Orlando that we did not already own for $1 billion. Following the close of the transaction, Universal Orlando is a wholly owned consolidated subsidiary, and its operations are reported in our Theme Parks segment.

Allocation of Purchase Price

We applied acquisition accounting to the businesses of Universal Orlando, and its results of operations are included in our consolidated results of operations following the acquisition date.

The carrying value of our investment in Universal Orlando on July 1, 2011 was $1 billion, which approximated its fair value and, therefore, no gain or loss was recognized as a result of the acquisition.

59	NBCUniversal 2012 Annual Report on Form 10-K

The table below presents the fair value of the consideration transferred and the allocation of purchase price to the assets and liabilities of Universal Orlando.

Consideration Transferred

(in millions)
Cash	$1,019
Fair value of 50% equity method investment in Universal Orlando	1,039
Total	$2,058

Allocation of Purchase Price

(in millions)
Property and equipment	$2,422
Intangible assets	591
Working capital	241
Long-term debt	(1,503)
Deferred revenue	(90)
Other noncurrent assets and liabilities	(580)
Noncontrolling interests acquired	(5)
Fair value of identifiable net assets acquired	1,076
Goodwill	982
Total	$2,058

Unaudited Actual and Pro Forma Information

Our consolidated revenue and net income (loss) attributable to NBCUniversal for the year ended December 31, 2011 included $712 million and $82 million, respectively, from the acquisition of the remaining 50% equity interest in Universal Orlando on July 1, 2011.

The following unaudited pro forma information has been presented as if both the Joint Venture transaction and the Universal Orlando transaction occurred on January 1, 2010. This information is based on historical results of operations, adjusted for the allocation of purchase price and other transaction-related adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since January 1, 2010. No pro forma adjustments have been made for our incremental transaction related expenses.

Year ended December 31 (in millions)	2011	2010
Revenue	$21,124	$20,374
Net income (loss) before noncontrolling interests	$1,917	$1,388
Net income (loss) attributable to NBCUniversal	$1,730	$1,222

Note 4: Related Party Transactions

In the ordinary course of our business, we enter into transactions with Comcast and GE. We generate revenue from Comcast primarily from the distribution of our cable network programming and, to a lesser extent, the sale of advertising and our owned programming, and we incur expenses primarily related to various support services provided by Comcast to us. We generate revenue from transactions with GE and its consolidated subsidiaries primarily from the sale of advertising and incur expenses primarily related to leased assets. In addition, we are required to make distributions to NBCUniversal Holdings on a quarterly basis to enable its indirect owners (Comcast and GE) to meet their obligations to pay taxes on taxable income generated by our businesses.

NBCUniversal 2012 Annual Report on Form 10-K	60

In 2012, NBCUniversal made tax distributions to NBCUniversal Holdings of $964 million, of which $491 million was attributable to Comcast and $473 million was attributable to GE. During the period January 29, 2011 through December 31, 2011, NBCUniversal made tax distributions to NBCUniversal Holdings of $244 million, of which $125 million was attributable to Comcast and $119 million was attributable to GE.

The following tables present transactions with Comcast, GE and their respective consolidated subsidiaries that are included in our consolidated financial statements.

Consolidated Balance Sheet

	Successor
(in millions)	December 31, 2012	December 31, 2011
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$204	$199
Accounts payable and accrued expenses related to trade creditors	$25	$35
Accrued expenses and other current liabilities	$1	$10
Transactions with GE and Consolidated Subsidiaries
Receivables, net	$4	$19
Accounts payable and accrued expenses related to trade creditors	$20	$70
Accrued expenses and other current liabilities	$2	$11
Current portion of long-term debt	$5	$—
Long-term debt, less current portion	$80	$—

Consolidated Statement of Income

	Successor		Predecessor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$1,228	$1,025	N/A	N/A
Operating costs and expenses	$(175)	$(72)	N/A	N/A
Transactions with GE and Consolidated Subsidiaries
Revenue	$103	$73	$4	$87
Operating costs and expenses	$(75)	$(86)	$(50)	$(229)
Other income (expense)	$(5)	$(32)	$(1)	$(85)

61	NBCUniversal 2012 Annual Report on Form 10-K

Note 5: Film and Television Costs

	Successor
December 31 (in millions)	2012	2011
Film Costs:
Released, less amortization	$1,472	$1,428
Completed, not released	99	148
In production and in development	1,048	1,374
	2,619	2,950
Television Costs:
Released, less amortization	1,124	1,002
In production and in development	334	201
	1,458	1,203
Programming rights, less amortization	1,808	2,061
	5,885	6,214
Less: Current portion of programming rights	844	987
Film and television costs	$5,041	$5,227

Based on our estimates of the ratio of the current period’s actual revenue to the estimated total remaining gross revenue from all sources (“ultimate revenue”), as of December 31, 2012, approximately $1.1 billion of film and television costs associated with our original film and television productions that have been released, or completed and not yet released, are expected to be amortized during 2013. Approximately 87% of unamortized film and television costs for our released productions, excluding amounts allocated to acquired libraries, are expected to be amortized through 2015.

As of December 31, 2012, acquired film and television libraries, which are included within the “released, less amortization” captions in the table above, had remaining unamortized costs of $867 million. These costs are generally amortized over a period not to exceed 20 years, and approximately 47% of these costs are expected to be amortized through 2015.

Capitalization of Film and Television Costs

We capitalize film and television production costs, including direct costs, production overhead, print costs, development costs and interest. We amortize capitalized film and television production costs, including acquired libraries, and accrue costs associated with participation and residual payments to programming and production expense. We generally record the amortization and the accrued costs using the film forecast computation method, which amortizes such costs in the same ratio as the associated ultimate revenue. Estimates of total revenue and total costs are based on anticipated release patterns, public acceptance and historical results for similar productions. Unamortized film and television costs, including acquired film and television libraries, are stated at the lower of unamortized cost or fair value. We do not capitalize costs related to the distribution of a film to movie theaters or the licensing or sale of a film or television production, which are primarily costs associated with the marketing and distribution of film and television programming.

In determining the estimated lives and method of amortization of acquired film and television libraries, we generally use the method and the life that most closely follow the undiscounted cash flows over the estimated life of the asset.

Upon the occurrence of an event or change in circumstance that was known or knowable as of the balance sheet date and that indicates the fair value of a film is less than its unamortized costs, we determine the fair value of the film and record an impairment charge for the amount by which the unamortized capitalized costs exceed the film’s fair value.

NBCUniversal 2012 Annual Report on Form 10-K	62

We enter into arrangements with third parties to jointly finance and distribute certain of our film productions. These arrangements, which are referred to as cofinancing arrangements, can take various forms. In most cases, the arrangement involves the grant of an economic interest in a film to a third-party investor. The number of investors and the terms of these arrangements can also vary, although in most cases an investor assumes full risk for the portion of the film acquired in these arrangements. We account for the proceeds received from a third-party investor under these arrangements as a reduction to our capitalized film costs. In these arrangements, the investor owns an undivided copyright interest in the film and, therefore, in each period we record either a charge or benefit to programming and production expense to reflect the estimate of the third-party investor’s interest in the profit or loss of the film. The estimate of the third-party investor’s interest in the profit or loss of a film is determined using the ratio of actual revenue earned to date to the ultimate revenue expected to be recognized over the film’s useful life.

We capitalize the costs of programming content that we license but do not own, including rights to multiyear live-event sports programming, at the earlier of when payments are made for the programming or when the license period begins and the content is available for use. We amortize capitalized programming costs as the associated programs are broadcast. We amortize multiyear, live-event sports programming rights using the ratio of the current period’s actual revenue to the estimated total remaining revenue or over the contract term.

Acquired programming costs are recorded at the lower of unamortized cost or net realizable value on a program by program, package, channel or daypart basis. A daypart is an aggregation of programs broadcast during a particular time of day or programs of a similar type. Acquired programming used in our Cable Networks segment is primarily tested on a channel basis for impairment, whereas acquired programming used in our Broadcast Television segment is tested on a daypart basis. If we determine that the estimates of future cash flows are insufficient or if there is no plan to broadcast certain programming, we recognize an impairment charge to programming and production expense.

Note 6: Investments

	Successor
December 31 (in millions)	2012	2011
Available-for-sale securities	$21	$21
Equity Method:
A&E Television Networks	—	2,021
The Weather Channel	471	463
MSNBC.com	—	174
Other	545	583
	1,016	3,241
Cost method	229	168
Total investments	$1,266	$3,430

Fair Value Method

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

63	NBCUniversal 2012 Annual Report on Form 10-K

Equity Method

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

A&E Television Networks

In August 2012, we closed our redemption agreement with A&E Television Networks LLC (“A&E Television Networks”) whereby A&E Television Networks redeemed our 15.8% equity interest in A&E Television Networks for $3 billion in cash. We recognized a pretax gain of $1 billion, which is included in other income (expense), net in our consolidated statement of income in 2012. We used a portion of the cash proceeds to make tax distributions of $430 million to NBCUniversal Holdings in 2012 related to taxable income of Comcast and GE associated with this transaction.

MSNBC.com

In July 2012, we acquired the remaining 50% equity interest in MSNBC Interactive News, LLC and other related entities (“MSNBC.com”) that we did not already own. The total purchase price was $195 million, which was net of $100 million of cash and cash equivalents held at MSNBC.com that were acquired in the transaction, which were not previously attributable to us. Following the close of the transaction, MSNBC.com is a wholly owned consolidated subsidiary.

Combined Financial Information of our Equity Method Investments

Year ended December 31 (in millions)	2012	2011	2010
Results of Operations:
Revenue	$3,475	$5,202	$4,931
Operating income	$1,389	$2,089	$1,477
Net income	$1,057	$1,581	$1,153
Balance Sheet:
Current assets	$522	$2,188
Noncurrent assets	3,847	8,252
Total assets	$4,369	$10,440
Current liabilities	$243	$647
Noncurrent liabilities	2,327	2,991
Shareholders’ equity	1,799	6,802
Total liabilities and equity	$4,369	$10,440

Cost Method

We use the cost method to account for investments not accounted for under the fair value method and in which we do not have the ability to exercise significant influence over the investee’s operating and financial policies.

Cost method investments held as of December 31, 2012 and 2011 primarily include our investment in Hulu. In January 2011, we relinquished all voting rights and our board seat in Hulu to comply with conditions imposed by the FCC upon approval of the Joint Venture transaction. Our investment in Hulu was previously recorded as an equity method investment.

NBCUniversal 2012 Annual Report on Form 10-K	64

Impairment Testing of Investments

We review our investment portfolio each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that would be considered other than temporary. For our nonpublic investments, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, then the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. For our AFS and cost method investments, we record the impairment to investment income (loss), net. For our equity method investments, we record the impairment to other income (expense), net.

Variable Interest Entities

Station Venture

We own a 79.62% equity interest and a 50% voting interest in Station Venture Holdings, LLC (“Station Venture”), a VIE. The remaining equity interests in Station Venture are held by LIN TV, Corp. (“LIN TV”). Station Venture holds an indirect interest in the NBC owned local broadcast television stations in Dallas, Texas and San Diego, California through its ownership interests in Station Venture Operations, LP (“Station LP”), a less than wholly owned consolidated subsidiary. Station Venture is the obligor on an $816 million senior secured note that is due in 2023 to General Electric Capital Corporation (“GECC”), a subsidiary of GE, as servicer. The note is nonrecourse to us, guaranteed by LIN TV and collateralized by substantially all of the assets of Station Venture and Station LP.

In connection with the Joint Venture transaction, GE has indemnified us for all liabilities we may incur as a result of any credit support, risk of loss or similar arrangement related to the senior secured note in existence prior to the closing of that transaction. Due to the change in circumstances, we are no longer the primary beneficiary of, and accordingly do not consolidate, Station Venture. The carrying value of our equity method investment in Station Venture was zero as of December 31, 2012. Because the assets of Station LP serve as collateral for Station Venture’s $816 million senior secured note, we recorded a liability in other noncurrent liabilities in our allocation of purchase price in the Joint Venture transaction, which represented the fair value of the net assets that collateralize the note. As of December 31, 2012 this liability recorded on our consolidated balance sheet was $482 million. In February 2013, Comcast closed an agreement with GE, GECC and LIN TV, under which we purchased the Station Venture senior secured note from GECC for $602 million, representing the agreed upon fair value of the assets of Station LP. As a result of the transaction, the $482 million liability was effectively settled, Station Venture and Station LP became wholly owned consolidated subsidiaries of ours, we now consolidate Station Venture and the Station Venture senior secured note was eliminated in consolidation. Due to the related party nature of this transaction, the excess of the purchase price of the note over the recorded amount of the liability is treated as a capital transaction.

In addition to Station Venture, we consider NBCU Receivables Funding LLC (“Funding LLC”), a wholly owned subsidiary, to be a VIE. See Note 17 for additional information. We do not hold any other variable interests that are material to our consolidated financial statements.

65	NBCUniversal 2012 Annual Report on Form 10-K

Note 7: Property and Equipment

December 31 (in millions)	Weighted-Average Original Useful Life as of December 31, 2012	Successor
		2012	2011
Land	—	$728	$721
Buildings and leasehold improvements	12 years	3,223	2,894
Furniture, fixtures and equipment	5 years	1,961	1,569
Construction in process	—	552	417
Property and equipment, at cost		6,464	5,601
Less: Accumulated depreciation		1,083	637
Property and equipment, net		$5,381	$4,964

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

We evaluate the recoverability of our property and equipment whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is based on the cash flows generated by the underlying asset groups, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows were less than the carrying amount of the asset group, we would recognize an impairment charge to the extent the carrying amount of the asset group exceeded its estimated fair value. Unless presented separately, the impairment charge is included as a component of depreciation expense.

Note 8: Goodwill and Intangible Assets

Goodwill

Successor (in millions)	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Total
Balance, January 29, 2011	$12,744	$765	$—	$—	$13,509
Acquisitions:
Universal Orlando	—	—	—	1,140	1,140
Other	—	7	1	—	8
Balance, December 31, 2011	12,744	772	1	1,140	14,657
Acquisitions:
MSNBC.com	227	—	—	—	227
Other	79	—	—	—	79
Adjustments	(24)	(11)	—	(158)	(193)
Balance, December 31, 2012	$13,026	$761	$1	$982	$14,770

We assess the recoverability of our goodwill annually, or more frequently whenever events or substantive changes in circumstances indicate that an asset might be impaired. We test goodwill for impairment at the reporting unit level. To determine our reporting units, we evaluate the components one level below the segment level and we aggregate the components if they have similar economic characteristics. As a result of this

NBCUniversal 2012 Annual Report on Form 10-K	66

assessment, our reporting units are the same as our four reportable segments. We evaluate the determination of our reporting units used to test for impairment periodically or whenever events or changes in circumstances occur. The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more likely than not determination or if a qualitative assessment is not performed. The quantitative assessment considers if the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value. Unless presented separately, the impairment charge is included as a component of amortization expense.

Intangible Assets

December 31 (in millions)	Weighted-Average Original useful life as of December 31, 2012	Successor
		2012		2011
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-Lived Intangible Assets:
Customer relationships	19 years	$13,026	(2,328)	$12,788	$(1,674)
Software	5 years	409	(164)	296	(91)
Other	21 years	1,507	(746)	1,431	(697)
Indefinite-Lived Intangible Assets:
Trade names		3,080		3,006
FCC licenses		636		636
Total		$18,658	$(3,238)	$18,157	$(2,462)

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of trade names and FCC licenses. We assess the recoverability of our indefinite-lived intangible assets annually, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. The assessment of recoverability may first consider qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. A quantitative assessment is performed if the qualitative assessment results in a more likely than not determination or if a qualitative assessment is not performed. When performing a quantitative assessment, we estimate the fair value of our other indefinite-lived intangible assets primarily based on a discounted cash flow analysis. In analyzing the fair values indicated under the discounted cash flow models, we also consider multiples of operating income before depreciation and amortization generated by the underlying assets, current market transactions, and profitability information. If the fair value of our indefinite-lived intangible assets were less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. We also evaluate the unit of account used to test for impairment of our indefinite-lived intangible assets periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. Unless presented separately, the impairment charge is included as a component of amortization expense.

67	NBCUniversal 2012 Annual Report on Form 10-K

Finite-Lived Intangible Assets

Estimated Amortization Expense of Finite-Lived Intangibles

(in millions)
2013	$720
2014	$729
2015	$719
2016	$700
2017	$702

Finite-lived intangible assets subject to amortization consist primarily of customer relationships acquired in business combinations, intellectual property rights and software. Our finite-lived intangible assets are amortized primarily on a straight-line basis over their estimated useful life or the term of the respective agreement.

We capitalize direct development costs associated with internal-use software, including external direct costs of material and services and payroll costs for employees devoting time to these software projects. We also capitalize costs associated with the purchase of software licenses. We include these costs in intangible assets and amortize them on a straight-line basis over a period not to exceed five years, beginning when the asset is substantially ready for use. We expense maintenance and training costs, as well as costs incurred during the preliminary stage of a project, as they are incurred. We capitalize initial operating system software costs and amortize them over the life of the associated hardware.

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

Note 9: Long-Term Debt

Long-Term Debt Outstanding

December 31 (in millions)	Weighted-Average Interest Rate as of December 31, 2012		Successor
			2012	2011
Commercial paper	N/A		$—	$550
Senior notes with maturities of 5 years or less	2.870	%(a)	2,933	3,221
Senior notes with maturities between 6 and 10 years	4.764%		3,999	3,999
Senior notes with maturities greater than 10 years	4.964%		4,203	2,209
Senior subordinated notes due 2016	N/A		—	171
Other, including capital lease obligations	—		106	18
Total debt	4.250	%(b)	11,241	10,168
Less: Current portion			10	554
Long-term debt			$11,231	$9,614

NBCUniversal 2012 Annual Report on Form 10-K	68

(a)	The senior notes with maturities of 5 years or less as of December 31, 2012 were as follows:

(in millions)	Weighted-Average Interest Rate
2013	N/A	$—
2014	2.090%	$904
2015	3.568%	$1,023
2016	2.860%	$1,006
2017	N/A	$—

(b)	Includes the effects of our derivative financial instruments.

As of December 31, 2012 and 2011, our debt had an estimated fair value of $12.6 billion and $11 billion, respectively. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

Some of our loan agreements require that we maintain certain financial ratios based on our debt and our operating income before depreciation and amortization. We were in compliance with all financial covenants for all periods presented.

2012 Debt Borrowings

Year ended December 31, 2012 (in millions)
2.875% senior notes due 2023	$1,000
4.450% senior notes due 2043	1,000
Total	$2,000

2012 Debt Repayments and Redemptions

Year ended December 31, 2012 (in millions)
Universal Orlando 8.875% senior notes due 2015	$260
Universal Orlando 10.875% senior subordinated notes due 2016	146
Other	7
Total	$413

Debt Instruments

Commercial Paper Program

Our commercial paper program provides a lower cost source of borrowing to fund our short-term working capital requirements and is supported by our revolving credit facility. As of December 31, 2012, the borrowing capacity available under this program was $1.5 billion.

Revolving Credit Facility

As of December 31, 2012, we had a $1.5 billion credit facility due June 2016 with a syndicate of banks. The interest rate on this credit facility consists of a base rate plus a borrowing margin that is determined based on our credit rating. As of December 31, 2012, the borrowing margin for LIBOR-based borrowing was 1.125%. Our credit facility requires us to maintain certain financial ratios based on our debt and our earnings. As of December 31, 2012, amounts available under our credit facility, net of amounts outstanding under our commercial paper program and undrawn letters of credit, totaled $1.4 billion. We expect the terms of our credit facility will be amended in connection with Comcast’s agreement to purchase GE’s 49% common equity interest in NBCUniversal that was entered into in February 2013. See Note 20 for additional information.

69	NBCUniversal 2012 Annual Report on Form 10-K

Letters of Credit

As of December 31, 2012, we had $75 million of letters of credit outstanding.

Note 10: Fair Value Measurements

The accounting guidance related to financial assets and financial liabilities (“financial instruments”) establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below.

•	Level 1: Consists of financial instruments whose values are based on quoted market prices for identical financial instruments in an active market.

•

Level 2: Consists of financial instruments that are valued using models or other valuation methodologies. These models use inputs that are observable either directly or indirectly. Level 2 inputs include (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) pricing models whose inputs are observable for substantially the full term of the financial instrument and (iv) pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

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

Recurring Fair Value Measures

	Fair Value as of December 31, 2012				Fair Value as of December 31, 2011
Successor (in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Interest rate swap agreements	$—	$31	$—	$31	$—	$30	$—	$30
Available-for-sale securities	—	—	21	21	—	—	21	21
Foreign exchange contracts	—	6	—	6	—	10	—	10
Total	$—	$37	$21	$58	$—	$40	$21	$61
Liabilities
Contractual obligations	$—	$—	$1,055	$1,055	$—	$—	$1,004	$1,004
Foreign exchange contracts	—	14	—	14	—	8	—	8
Total	$—	$14	$1,055	$1,069	$—	$8	$1,004	$1,012

Contractual Obligations

The fair values of the contractual obligations in the table above are primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. The

NBCUniversal 2012 Annual Report on Form 10-K	70

most significant unobservable input we use are our estimates of the future revenue we expect to generate from certain of our entities. The discount rates used in the measurements of fair value were between 11% and 14% and are based on the underlying risk associated with our estimate of future revenue, as well as the terms of the respective contracts. The fair value adjustments to contractual obligations are sensitive to the assumptions related to future revenue, as well as to current interest rates, and therefore, the adjustments are recorded in other income (expense), net in our consolidated statement of income.

Changes in Contractual Obligations

Successor (in millions)
Balance, December 31, 2011	$1,004
Acquisition accounting adjustments	(47)
Fair value adjustments	186
Payments	(88)
Balance, December 31, 2012	$1,055

Nonrecurring Fair Value Measures

We have assets and liabilities that are required to be recorded at fair value on a nonrecurring basis when certain circumstances occur. In the case of film or stage play production costs, upon the occurrence of an event or change in circumstance that may indicate that the fair value of a production is less than its unamortized costs, we determine the fair value of the production and record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The estimate of fair value of a production is determined using Level 3 inputs, primarily an analysis of future expected cash flows. Adjustments to capitalized film and stage play production costs of $161 million and $57 million were recorded in 2012 and for the period January 29, 2011 through December 31, 2011, respectively.

71	NBCUniversal 2012 Annual Report on Form 10-K

Note 11: Noncontrolling Interests

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

Changes in Equity

	Successor		Predecessor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010
Net income (loss) attributable to NBCUniversal	$3,055	$1,683	$(23)	$1,467
Transfers from (to) noncontrolling interests:
Increase in NBCUniversal member’s capital resulting from the purchases of noncontrolling equity interest	4	89	—	—
Changes in member’s equity from net income (loss) attributable to NBCUniversal and transfers from (to) noncontrolling interests	$3,059	$1,772	$(23)	$1,467

Redeemable Noncontrolling Interests

	Successor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011
Beginning balance	$184	$136
Additions	—	40
Distributions	(24)	(8)
Purchases	(47)	—
Net income attributable to noncontrolling interest	18	16
Ending Balance	$131	$184

We did not hold any redeemable noncontrolling interests in any Predecessor period.

NBCUniversal 2012 Annual Report on Form 10-K	72

Note 12: Pension, Postretirement and Other Employee Benefit Plans

The table below provides condensed information on our pension and postretirement benefit plans.

	Successor
	Year Ended December 31, 2012			For the Period January 29, 2011 to December 31, 2011
(in millions)	Pension Benefits		Postretirement Benefits	Pension Benefits	Postretirement Benefits
Benefit obligation	$546		$177	$427	$161
Fair value of plan assets(a)		217	—	—	—
Plan funded status and recorded benefit obligation		(329)	(177)	(427)	(161)
Portion of benefit obligation not yet recognized in benefit expense		53	(11)	71	(13)
Benefits expense(b)		142	15	111	14
Discount rate		3.75 – 4.25%	4.25%	4.75 – 5.25%	4.75%
Expected return on plan assets		5.00%	N/A	N/A	N/A

(a)	The fair value of the plan assets are primarily based on Level 1 inputs using quoted market prices for identical financial instruments in an active market.

(b)	The 2012 and 2011 amounts included service costs related to our pension benefits of $134 million and $99 million, respectively.

Pension Plans

We have a qualified plan and nonqualified plan that each provide a lifetime income benefit based on an individual’s length of service and related compensation. The qualified plan does not give credit to eligible participants for the length of service provided before the close of the Joint Venture transaction. The nonqualified plan gives credit to eligible participants for the length of service provided before the close of the Joint Venture transaction to the extent that participants did not vest in a supplemental pension plan sponsored by GE. In October 2012, NBCUniversal provided notice to its plan participants of an amendment to both the qualified and nonqualified NBCUniversal defined benefit plans that froze future benefits effective December 31, 2012. In 2012, we have funded our qualified plan with sufficient contributions to meet our funding requirements through 2013. The nonqualified plan is unfunded. We are also obligated to reimburse GE for future benefit payments to those participants that were vested in the supplemental pension plan sponsored by GE at the time of the close of the Joint Venture transaction.

The expense we recognize related to our defined benefit plans is determined using certain assumptions, including the discount rate and the expected long-term rate of return on plan assets. We cease to recognize service costs associated with our defined benefit plans following the date on which future benefits are frozen. We recognize the funded or unfunded status of our defined benefit plans as an asset or liability in our consolidated balance sheet and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss). In the event of a defined benefit plan termination, we expect to fully fund and settle the plan within 180 days of approval by the Internal Revenue Service and the Pension Benefit Guaranty Corporation.

Our consolidated balance sheet also includes the assets and liabilities of certain legacy pension plans, as well as the assets and liabilities for pension plans of certain foreign subsidiaries. As of December 31, 2012 and 2011, the benefit obligations associated with these plans exceeded the value of their plan assets by $50 million and $38 million, respectively.

Postretirement Benefit Plans

We have postretirement medical and life insurance plans that provide continuous coverage to employees eligible to receive such benefits and give credit for length of service provided before the close of the Joint Venture

73	NBCUniversal 2012 Annual Report on Form 10-K

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

All of our postretirement benefit plans are unfunded and substantially all of our postretirement benefit obligations are recorded to noncurrent liabilities. The expense we recognize related to our postretirement benefit plans is determined using certain assumptions, including the discount rate.

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

	Predecessor
(in millions)	For the Period January 1, 2011 to January 28, 2011		Year Ended December 31, 2010
GE pension plans(a)	$ 20		$18
GE health and life insurance plans and other(b)		20	197
Other GE benefit plans(c)		3	33
		$43	$248

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

Other Employee Benefits

Deferred Compensation Plans

We maintain an unfunded, nonqualified deferred compensation plan for certain employees (each, a “participant”). The amount of compensation deferred by each participant is based on participant elections. Participants in the plan designate one or more valuation funds, independently established funds or indices that are used to determine the amount of earnings to be credited or debited to the participant’s account.

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

NBCUniversal 2012 Annual Report on Form 10-K	74

The table below presents the benefit obligation and expenses for these deferred compensation plans.

	Successor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011
Benefits obligation	$163	$114
Interest expense	$11	$10

Retirement Investment Plans

We sponsor a 401(k) defined contribution retirement plan for our U.S. employees and certain of our employees participate in a similar plan sponsored by Comcast. Effective January 1, 2013, the majority of our U.S. employees now participate in the plan sponsored by Comcast. In addition, we also provide similar defined contribution retirement plans for non-U.S. employees. Eligible employees contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We match a percentage of the employees’ contributions up to certain limits. In 2012 and for the period January 29, 2011 to December 31, 2011, expenses related to these plans were $85 million and $70 million, respectively.

Multiemployer Benefit Plans

We also participate in various multiemployer pension and other benefit plans that cover some of our employees who are represented by labor unions. We make periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but do not sponsor or administer these plans. We do not participate in any multiemployer benefit plans where we consider our contributions to be individually significant, and the largest plans in which we participate are funded at a level of 80% or greater. The total contributions we made to multiemployer benefit plans in 2012 and for the period January 29, 2011 to December 31, 2011 were $53 million and $42 million, respectively. Our contributions to multiemployer benefit plans were not material for the predecessor periods presented.

If we cease to be obligated to make contributions or otherwise withdraw from participation in any of these plans, applicable law requires us to fund our allocable share of the unfunded vested benefits, which is known as a withdrawal liability. In addition, actions taken by other participating employers may lead to adverse changes in the financial condition of one of these plans, which could result in an increase in our withdrawal liability.

Severance Benefits

We provide severance benefits to certain former employees. A liability is recorded for benefits provided when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. During 2012 and the period January 29, 2011 to December 31, 2011, we recorded $90 million and $89 million, respectively, of severance costs.

75	NBCUniversal 2012 Annual Report on Form 10-K

Note 13: Share-Based Compensation

The tables below provide condensed information on our share-based compensation.

Recognized Share-Based Compensation Expense – Comcast Equity Awards

	Successor
(in millions)	Year Ended December 31, 2012	For the period January 29, 2011 to December 31, 2011
Stock options	$15	$13
Restricted share units	28	18
Employee stock purchase plan	4	2
Total	$47	$33

As of December 31, 2012, we had unrecognized pretax compensation expense of $41 million related to 10 million nonvested Comcast stock options and unrecognized pretax compensation expense of $76 million related to 5.5 million nonvested Comcast restricted share units (“RSUs”) that will be recognized over a weighted-average period of approximately 2.2 years and 1.9 years, respectively.

Comcast maintains share-based compensation plans that primarily consist of awards of stock options and RSUs to certain employees and directors as part of its approach to long-term incentive compensation. Awards generally vest over a period of five years and in the case of stock options, have a ten year term. Additionally, through the employee stock purchase plans, employees are able to purchase shares of Comcast Class A common stock at a discount through payroll deductions. Certain of our employees participate in these plans and the expense associated with their participation is settled in cash with Comcast.

The cost associated with our share-based compensation is based on an award’s estimated fair value at the date of grant and is recognized over the period in which any related services are provided. Comcast uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. RSUs are valued based on the closing price of Comcast Class A common stock on the date of grant and are discounted for the lack of dividends, if any, during the vesting period.

The table below presents the weighted-average fair value on the date of grant of RSUs and Class A common stock options awarded under Comcast’s various plans to employees of NBCUniversal and the related weighted-average valuation assumptions.

	Successor
	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011
RSUs fair value	$27.51	$21.75
Stock options fair value	$7.42	$6.77
Stock Option Valuation Assumptions:
Dividend yield	2.2%	1.8%
Expected volatility	29.0%	28.5%
Risk-free interest rate	1.7%	2.6%
Expected option life (in years)	7.0	7.0

NBCUniversal 2012 Annual Report on Form 10-K	76

Note 14: Equity

NBCUniversal Holdings has caused us and will continue to cause us to make distributions or loans to NBCUniversal Holdings to meet its cash requirements. These requirements include an obligation to make distributions on a quarterly basis to enable its indirect owners (Comcast and GE) to meet their obligations to pay taxes on taxable income generated by our businesses. During 2012 and the period January 29, 2011 through December 31, 2011, we made distributions to NBCUniversal Holdings of $964 million and $244 million, respectively.

In the Predecessor period ended January 28, 2011, we distributed $7.4 billion to GE prior to the close of the Joint Venture transaction.

Accumulated Other Comprehensive Income (Loss)

	Successor
(in millions)	December 31, 2012	December 31, 2011
Unrecognized gains (losses) on employee benefit obligations	$(50)	$(64)
Cumulative translation adjustments	(15)	(14)
Accumulated other comprehensive income (loss), net of deferred taxes	$(65)	$(78)

Note 15: Income Taxes

Components of Income Tax Expense

	Successor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011
Foreign
Current income tax expense	$69	$53
Deferred income tax expense	16	29
Withholding tax expense	103	100
U.S. domestic tax expense	9	3
Income tax expense	$197	$185

We are a limited liability company, and our company is disregarded for U.S. federal income tax purposes as an entity separate from NBCUniversal Holdings, a tax partnership. NBCUniversal and our subsidiaries are not expected to incur any significant current or deferred U.S. domestic income taxes. Our tax liability is comprised primarily of withholding tax on foreign licensing activity and income taxes on foreign earnings. As a result of our tax status, the deferred tax assets and liabilities included in our consolidated balance sheet at December 31, 2012 and 2011 were not material.

In jurisdictions in which we are subject to income taxes, we base our provision for income taxes on our current period income, changes in our deferred income tax assets and liabilities, income tax rates, changes in estimates of our uncertain tax positions, and tax planning opportunities available in the jurisdictions in which we operate. We recognize deferred tax assets and liabilities when there are temporary differences between the financial reporting basis and tax basis of our assets and liabilities and for the expected benefits of using net operating loss carryforwards. When a change in the tax rate or tax law has an impact on deferred taxes, we apply the change based on the years in which the temporary differences are expected to reverse. We record the change in our consolidated financial statements in the period of enactment.

77	NBCUniversal 2012 Annual Report on Form 10-K

We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense.

Uncertain Tax Positions

We retain liabilities for uncertain tax positions where we are the tax filer of record. In addition to our change in taxable status in 2011, GE and Comcast have indemnified NBCUniversal Holdings and us with respect to our income tax obligations attributable to periods prior to the close of the Joint Venture transaction, including indemnification of uncertain tax positions relating to filings made prior to the close of the Joint Venture transaction. As a result of our taxable status and the indemnifications from GE and Comcast, the liabilities for uncertain tax positions included in our consolidated balance sheet were not material as of December 31, 2012 and 2011.

Various domestic and foreign taxing authorities are examining our tax returns through 2011. The majority of the periods under examination relate to tax years 2004 and forward. All periods prior to January 28, 2011 that are subject to audit are covered by the indemnification from GE or Comcast.

Predecessor

In periods prior to the Joint Venture transaction, our Predecessor was a U.S. corporation and incurred current and deferred U.S. and foreign taxes on worldwide income. The below tables present information on the taxes incurred by our Predecessor.

Income (Loss) Before Income Taxes and Noncontrolling Interests

	Predecessor
(in millions)	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010
United States	$(39)	$1,731
International	10	530
	$(29)	$2,261

Components of Income Tax Expense

	Predecessor
(in millions)	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010
Current expense (benefit):
Federal	$403	$290
State	23	(16)
Foreign	15	217
	441	491
Deferred expense (benefit):
Federal	(430)	230
State	(15)	24
	(445)	254
Income tax expense (benefit)	$(4)	$745

NBCUniversal 2012 Annual Report on Form 10-K	78

Our income tax expense in our Predecessor periods differs from the federal statutory amount because of the effect of the items detailed in the table below.

	Predecessor
(in millions)	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010
Federal tax statutory rate	35.00%	35.00%
Disposition of business	(32.66)	—
State income taxes, net of federal benefit	1.90	0.61
Domestic manufacturing and export benefits	11.67	(2.04)
Other, net	(2.12)	(0.61)
Actual income tax rate	13.79%	32.96%

Note 16: Supplemental Financial Information

Receivables

	Successor
December 31 (in millions)	2012	2011
Receivables, gross	$4,381	$3,797
Less: Allowance for returns and customer incentives	307	425
Less: Allowance for doubtful accounts	46	34
Receivables, net	$4,028	$3,338

In addition to the amounts in the table above, noncurrent receivables, net of $641 million and $684 million, as of December 31, 2012 and 2011, respectively, are included in other noncurrent assets, net that primarily related to the licensing of our television and film productions to third parties.

Cash Payments for Interest and Income Taxes

	Successor		Predecessor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010
Interest	$461	$444	$1	$275
Income taxes	$169	$161	$493	$328

Other Cash Flow Information

As of January 28, 2011 (in millions)
Cash and cash equivalents at end of Predecessor period	$470
Comcast Content Business contributed cash balances	38
Cash and cash equivalents at beginning of Successor period	$508

Noncash Investing and Financing Activities

During 2012:

•	we acquired control of MSNBC.com, in which the fair value of our previously held equity interest in MSNBC.com was accounted for as noncash consideration in the application of acquisition accounting

79	NBCUniversal 2012 Annual Report on Form 10-K

•

we contributed certain assets to acquire control of a previously held equity method investment in Brazil, and the fair value of its previously held equity interest was accounted for as noncash consideration in the application of acquisition accounting

•	we entered into a capital lease transaction that resulted in an increase in property and equipment and debt of $85 million

During 2011:

•	Comcast contributed the Comcast Content Business to NBCUniversal as part of the Joint Venture transaction (see Note 3 for additional information on the Joint Venture transaction)

•

the fair value of our previously held equity interest in Universal Orlando was accounted for as noncash consideration in the application of acquisition accounting for the Universal Orlando transaction (see Note 3 for additional information on the Universal Orlando transaction)

•	we acquired $339 million of intellectual property rights that were accrued and unpaid

Note 17: Receivables Monetization

We monetize certain of our accounts receivable under programs with a syndicate of banks. We transfer, at fair value, a significant portion of our accounts receivable that are to be monetized to NBCU Receivables Funding LLC (“Funding LLC”), a wholly owned subsidiary of ours. The operating activities of Funding LLC are restricted to the transfer and sale of the monetized receivables to a third-party syndicate of banks. Due to these restrictions, Funding LLC is considered a VIE, which we consolidate because we are the primary beneficiary. The assets and liabilities of this entity primarily represent the receivables and cash receipts that are not yet remitted to the programs as of the balance sheet date.

We account for receivables monetized through these programs as sales in accordance with the appropriate accounting guidance. We receive deferred consideration from the assets sold in the form of a receivable, which is funded by residual cash flows after the senior interests have been fully paid. The deferred consideration is included in receivables, net at its initial fair value, which reflects the net cash flows we expect to receive related to these interests. The accounts receivable we sold that underlie the deferred consideration are generally short-term in nature and, therefore, the fair value of the deferred consideration approximated its carrying value as of December 31, 2012.

We are responsible for servicing the receivables and remitting collections to the purchasers under the monetization programs. We perform this service for a fee that is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded on our consolidated balance sheet as of December 31, 2012 and 2011. The servicing fees are a component of net (loss) gain on sale, which is presented in the table below.

NBCUniversal 2012 Annual Report on Form 10-K	80

Effect on Income from Receivables Monetization and Cash Flows on Transfers

	Successor		Predecessor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010
Interest (expense)	$(12)	$—	$—	$—
Net (loss) gain on sale(a)	$(1)	$(36)	$1	$(24)
Net cash proceeds (payments) on transfers(b)	$(86)	$(237)	$(177)	$2

(a)	Net (loss) gain on sale is included in other income (expense), net in our consolidated statement of income.

(b)	Net cash proceeds (payments) on transfers are included within net cash provided by operating activities in our consolidated statement of cash flows.

Receivables Monetized and Deferred Consideration

	Successor
December 31 (in millions)	2012	2011
Monetized receivables sold	$791	$961
Deferred consideration	$274	$268

In addition to the amounts presented above, we had $882 million and $781 million payable to our monetization programs as of December 31, 2012 and 2011, respectively. These amounts represent cash receipts that were not yet remitted to the monetization programs as of the balance sheet date and are recorded to accounts payable and accrued expenses related to trade creditors.

Note 18: Commitments and Contingencies

Commitments

We enter into long-term commitments with third parties in the ordinary course of our business, including commitments to acquire film and television programming, take or pay creative talent and employment agreements, and various other television-related commitments. Many of our employees, including writers, directors, actors, technical and production personnel, and others, as well as some of our on-air and creative talent, are covered by collective bargaining agreements or works councils. As of December 31, 2012, the total number of full-time, part-time and hourly employees covered by collective bargaining agreements was 6,700 full-time equivalent employees. Of this total, approximately 18% of these full-time equivalent employees were covered by collective bargaining agreements that have expired or are scheduled to expire during 2013.

The table below summarizes our minimum annual programming and talent commitments and our minimum annual rental commitments for office space and equipment under operating leases. Programming and talent commitments include acquired film and television programming, including U.S. television rights to the future Olympic Games through 2020, Sunday Night Football on NBC through the 2022-23 season, and other programming commitments, as well as our various contracts with creative talent and employment agreements under take-or-pay contracts.

As of December 31, 2012 (in millions)	Programming and Talent Commitments	Operating Leases(a)
2013	$3,789	$239
2014	$3,495	$215
2015	$2,301	$182
2016	$3,291	$176
2017	$2,078	$168
Thereafter	$15,478	$681

(a)	Our minimum annual commitments under operating leases include commitments with related parties of $511 million.

81	NBCUniversal 2012 Annual Report on Form 10-K

The table below presents our rental expense charged to operations.

	Successor		Predecessor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010
Rental expense	$317	$267	$18	$217

Note 19: Financial Data by Business Segment

We present our operations in four reportable business segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. Our financial data by reportable business segment is presented in the tables below.

	Successor		Predecessor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010
Revenue
Cable Networks(a)	$8,773	$7,876	$389	$4,954
Broadcast Television(b)	8,154	5,935	464	6,888
Filmed Entertainment	5,159	4,239	353	4,576
Theme Parks(c)	2,085	1,874	115	1,600
Total segment revenue	24,171	19,924	1,321	18,018
Headquarters and Other	43	45	5	79
Eliminations(e)	(402)	(941)	(120)	(1,507)
Total revenue(f)(h)	$23,812	$19,028	$1,206	$16,590

NBCUniversal 2012 Annual Report on Form 10-K	82

	Successor		Predecessor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010
Operating Income (Loss) Before Depreciation and Amortization
Cable Networks(a)	$3,292	$3,119	$143	$2,347
Broadcast Television(b)	369	138	(16)	124
Filmed Entertainment	79	27	1	290
Theme Parks(c)	953	830	37	591
Headquarters and Other(d)	(603)	(484)	(99)	(413)
Eliminations(e)	17	(234)	(31)	(386)
Total operating income (loss) before depreciation and amortization(g)	4,107	3,396	35	2,553
Depreciation	562	401	19	252
Amortization	764	712	8	97
Total operating income	$2,781	$2,283	$8	$2,204

	Successor
December 31 (in millions)	2012	2011
Total Assets
Cable Networks	$29,674	$29,578
Broadcast Television	6,376	6,213
Filmed Entertainment	3,769	3,891
Theme Parks	6,266	6,197
Total segment assets	46,085	45,879
Headquarters, other and eliminations	8,377	4,905
Total assets	$54,462	$50,784

	Successor		Predecessor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010
Capital Expenditures
Cable Networks	$150	$46	$1	$16
Broadcast Television	65	61	1	60
Filmed Entertainment	7	6	1	8
Theme Parks	272	154	9	100
Headquarters and Other	269	165	4	102
Total	$763	$432	$16	$286
Depreciation and Amortization
Cable Networks	$741	$700	$4	$51
Broadcast Television	91	79	5	63
Filmed Entertainment	16	19	2	25
Theme Parks	268	201	14	159
Headquarters, other and eliminations	210	114	2	51
Total	$1,326	$1,113	$27	$349

(a)	For 2012 and the period January 29, 2011 through December 31, 2011, our Cable Networks segment included the results of operations of the Comcast Content Business.

83	NBCUniversal 2012 Annual Report on Form 10-K

(b)

For 2012, our Broadcast Television segment included all revenue and costs and expenses associated with our broadcast of the 2012 London Olympics, which generated $120 million of operating income before depreciation and amortization. This amount reflects the settlement of a $237 million liability associated with the unfavorable Olympics contract that had been recorded through the application of acquisition accounting in 2011.

(c)

For 2010 and the periods January 1, 2011 through January 28, 2011 and January 29, 2011 through June 30, 2011, our Theme Parks segment included the results of operations for Universal Orlando to reflect our measure of operating performance for our Theme Parks segment.

(d)	Headquarters and Other activities included costs associated with overhead, personnel costs and corporate initiatives.

(e)

Eliminations for 2010 and for the periods January 1, 2011 through January 28, 2011 and January 29, 2011 through June 30, 2011 included the eliminations of the results of operations for Universal Orlando for these periods. These results were not included in our consolidated results of operations because we recorded Universal Orlando as an equity method investment during those periods.

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

(h)	We operate primarily in the United States, but also in select international markets primarily in Europe and Asia. The table below summarizes revenue by geographic location.

	Successor		Predecessor
(in millions)	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011	Year Ended December 31, 2010
Revenue:
United States	$19,348	$14,927	$935	$12,839
Foreign	$4,464	$4,101	$271	$3,751

Note 20: Subsequent Events

Comcast Agreement to Acquire GE’s Interest in NBCUniversal

On February 12, 2013, Comcast entered into an agreement to acquire GE’s 49% common equity interest in NBCUniversal Holdings for approximately $16.7 billion. In addition, we agreed to acquire from GE the portion of 30 Rockefeller Plaza in New York City that we occupy and CNBC’s headquarters in Englewood Cliffs, New Jersey for approximately $1.4 billion. The transactions, which are subject to customary closing conditions, are expected to close by the end of March 2013.

The consideration will consist of $11.4 billion of cash on hand, of which $4.6 billion will be from us; $4 billion of senior unsecured debt securities issued by a holding company (“HoldCo”), whose sole asset is its interests in NBCUniversal Holdings; $2 billion of cash funded through a combination of Comcast’s existing credit facility and NBCUniversal’s credit facility, which is expected to be amended, among other things, to substitute HoldCo as the sole borrower; and $725 million of Holdco preferred stock. After closing, Comcast will control and consolidate HoldCo and own all of its capital stock other than the preferred stock. HoldCo’s debt securities and credit facility will be guaranteed by Comcast and its cable holding company subsidiaries that guarantee Comcast’s senior indebtedness. The preferred stock will pay dividends at a fixed rate and can be put to HoldCo for redemption at par on the later of seven years following the issuance of the preferred stock and three years following the sale by GE of shares to unaffiliated third parties, and thereafter, every third anniversary of such date (a “Put Date”). Shares of preferred stock can be called for redemption by HoldCo at par one year following each Put Date applicable to such shares.

NBCUniversal 2012 Annual Report on Form 10-K	84

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Conclusions regarding disclosure controls and procedures

Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as amended (the “Exchange Act”)), as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2012.

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

Item 9B: Other Information

None.

85	NBCUniversal 2012 Annual Report on Form 10-K

Part III

Item 10: Directors, Executive Officers and Corporate Governance

Certain information under this Item 10 has been omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Executive Officers of Our Company

The table below sets forth certain information with respect to each of our current executive officers as of December 31, 2012, each of whom has served as such since the close of the Joint Venture transaction on January 28, 2011:

Name	Title
Michael J. Angelakis	Principal Financial Officer
Arthur R. Block	Senior Vice President
Stephen B. Burke	Chief Executive Officer and President
David L. Cohen	Executive Vice President
Brian L. Roberts	Principal Executive Officer
Lawrence J. Salva	Senior Vice President

All of our current executive officers are also executive officers of Comcast. For the year ended December 31, 2012, we reimbursed Comcast approximately $23 million for direct services provided by our executive officers.

The following information in this Item 10 is applicable for periods in which we continue to be indirectly owned 51% by Comcast and 49% by GE. On February 12, 2013, Comcast entered into an agreement to acquire GE’s 49% common equity interest in NBCUniversal Holdings. See Note 20 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Governance of Our Company

In connection with the close of the Joint Venture transaction, our company converted from a Delaware corporation into a Delaware limited liability company of which NBCUniversal Holdings is the sole member. We are managed by NBCUniversal Holdings, and the board of directors of NBCUniversal Holdings is effectively our governing body. The management and operation of NBCUniversal Holdings and NBCUniversal is subject the governance and control arrangements provided for under the Operating Agreement of NBCUniversal Holdings (the “Operating Agreement”), which are described in more detail below.

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

NBCUniversal 2012 Annual Report on Form 10-K	86

Governance Provisions of the Board of Directors of NBCUniversal Holdings

Comcast has the right to designate a majority of the members of NBCUniversal Holdings’ board of directors, and its board generally can take action by the vote of a majority of the directors in attendance at a meeting where a quorum exists. As a result, Comcast generally is able to control decisions of NBCUniversal Holdings’ board, subject to certain limitations as described in more detail below under “Governance and Control Arrangements under the Operating Agreement.”

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

Governance and Control Arrangements under the Operating Agreement

GE, Comcast and their respective subsidiaries through which they own their membership interests in NBCUniversal Holdings entered into the Operating Agreement with respect to NBCUniversal Holdings in connection with the close of the Joint Venture transaction. The Operating Agreement sets forth the governance and operation of both NBCUniversal Holdings and NBCUniversal. It includes provisions relating to the redemption, purchase and transfer of ownership interests in NBCUniversal Holdings and certain non-compete restrictions on the part of Comcast and GE with respect to our principal businesses. The material terms of the Operating Agreement are described below.

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

87	NBCUniversal 2012 Annual Report on Form 10-K

NBCUniversal Holdings’ scope of business or purpose; (iii) certain issuances or repurchases of equity; (iv) certain distributions to equity holders; (v) certain debt incurrences; (vi) certain loans to or guarantees for other persons made outside of the ordinary course of business; (vii) a liquidation or voluntary bankruptcy of NBCUniversal Holdings or any of its principal subsidiaries; (viii) certain changes to NBCUniversal Holdings’ long-term incentive plan or increases in the value of certain awards granted thereunder; and (ix) our consent with respect to Comcast’s use or sublicensing of certain of our trademarks.

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

Item 11: Executive Compensation

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

NBCUniversal 2012 Annual Report on Form 10-K	88

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14: Principal Accountant Fees and Services

KPMG LLP performed the audit of our annual consolidated financial statements as of and for the year ended December 31, 2010 and had been our independent auditor until the close of the Joint Venture transaction on January 28, 2011. Following the closing of the Joint Venture Transaction, the Audit Committee of Comcast’s Board of Directors appointed Deloitte & Touche LLP as our independent registered public accounting firm for the years ended December 31, 2012 and 2011. Set forth below are the fees paid or accrued for the services of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates in 2012.

(in millions)	2012	2011
Audit fees	$8.4	$9.1
Audit-related fees	0.4	0.7
Tax fees	0.6	0.4
All other fees	0.1	0.5
	$9.5	$10.7

Audit fees consisted of fees paid or accrued for services rendered to us and our subsidiaries for the audits of our annual financial statements, reviews of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit-related fees in 2012 consisted primarily of fees paid or accrued for audits associated with our employee benefit plans. Audit-related fees in 2011 consisted primarily of fees paid or accrued for audits associated with the Joint Venture transaction.

Tax fees in 2012 and 2011 consisted of fees paid or accrued for domestic and foreign tax compliance services, including tax examination assistance. In 2012, tax compliance services included an analysis of our tax accounting methods.

Other fees in 2012 and 2011 consisted of fees paid or accrued for various consulting services.

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

89	NBCUniversal 2012 Annual Report on Form 10-K

Part IV

Item 15: Exhibits and Financial Statement Schedules

(a) Our consolidated financial statements are filed as a part of this report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and a list of the consolidated financial statements are found on page 46 of this report. Schedule II – Valuation and Qualifying Accounts is found on page 95 of this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

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

NBCUniversal 2012 Annual Report on Form 10-K	90

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

10.12

Receivables Acquisition Agreement among NBCUniversal Media, LLC; NBCUniversal Receivables Funding LLC; Gotham Funding Corporation, Victory Receivables Corporation, Market Street Funding LLC and Working Capital Management Co., L.P., as Conduits; PNC Bank, National Association, and Mizuho Corporate Bank, Ltd., as Investor Agents and Banks; and The Bank Of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Investor Agent, Program Agent and Bank, dated as of December 5, 2011 (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2011).

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

10.17†

Letter Agreement dated July 15, 2003, among Diamond Lane Productions, Vivendi Universal Entertainment LLLP and Universal City Development Partners, Ltd. (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.18*	NBCUniversal Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of NBCUniversal Media, LLC filed on October 26, 2012).
21	List of subsidiaries.

91	NBCUniversal 2012 Annual Report on Form 10-K

23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG LLP.
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from NBCUniversal Media, LLC’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 20, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statement of Comprehensive Income; (iv) the Consolidated Statement of Cash Flows; (v) the Consolidated Statement of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements.

†	Confidential treatment granted.

*	Constitutes a management contract or compensatory plan or arrangement.

NBCUniversal 2012 Annual Report on Form 10-K	92

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 20, 2013.

NBCUNIVERSAL MEDIA, LLC

By: NBCUNIVERSAL, LLC, its sole member

By:	/S/ STEPHEN B. BURKE
Name: Stephen B. Burke Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRIAN L. ROBERTS Brian L. Roberts	Principal Executive Officer of NBCUniversal Media, LLC; Director of NBCUniversal, LLC	February 20, 2013

/S/ MICHAEL J. ANGELAKIS Michael J. Angelakis	Principal Financial Officer of NBCUniversal Media, LLC; Director of NBCUniversal, LLC	February 20, 2013

/S/ STEPHEN B. BURKE Stephen B. Burke	Director of NBCUniversal, LLC	February 20, 2013

Jeffrey R. Immelt	Director of NBCUniversal, LLC

/S/ KEITH S. SHERIN Keith S. Sherin	Director of NBCUniversal, LLC	February 20, 2013

/S/ LAWRENCE J. SALVA Lawrence J. Salva	Principal Accounting Officer of NBCUniversal Media, LLC	February 20, 2013

93	NBCUniversal 2012 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Member of NBCUniversal Media, LLC

New York, New York

We have audited the consolidated balance sheets of NBCUniversal Media, LLC and subsidiaries (the “Company”) as of December 31, 2012 and 2011 (successor), the related consolidated statements of income, comprehensive income, cash flows and changes in equity for the year ended December 31, 2012 and the period from January 29, 2011 to December 31, 2011 (successor), and the consolidated statements of income, comprehensive income, cash flows and changes in equity of NBC Universal, Inc. and subsidiaries (the “Predecessor Company”) for the period from January 1, 2011 to January 28, 2011 (predecessor), and have issued our report thereon dated February 20, 2013 (which report expresses an unqualified opinion and includes an explanatory paragraph referring to General Electric Company’s transaction with Comcast Corporation on January 28, 2011); such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15 for the periods ended December 31, 2012 and 2011 (successor) and the period ended January 28, 2011 (predecessor). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York

February 20, 2013

NBCUniversal 2012 Annual Report on Form 10-K	94

NBCUniversal Media, LLC

Schedule II – Valuation and Qualifying Accounts

(in millions)	Balance at beginning of period	Additions charged to costs and expenses	Deductions from reserves	Balance at end of period
Successor
Period ended December 31, 2012
Allowance for doubtful accounts	$34	$19	$7	$46
Allowance for returns and customer incentives	$425	$599	$717	$307
Period ended December 31, 2011
Allowance for doubtful accounts	$7	$35	$8	$34
Allowance for returns and customer incentives	$—	$536	$111	$425

Predecessor
Period ended January 28, 2011
Allowance for doubtful accounts	$85	$1	$3	$83
Allowance for returns and customer incentives	$485	$10	$4	$491
Year ended December 31, 2010
Allowance for doubtful accounts	$145	$12	$72	$85
Allowance for returns and customer incentives	$491	$931	$937	$485

95	NBCUniversal 2011 Annual Report on Form 10-K