Form 10-Q
period 2013-03-31
NBCUniversal Media, LLC
filed 2013-05-01
CIK 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2013. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to NBCUniversal Media, LLC and its consolidated subsidiaries as “NBCUniversal,” “we,” “us” and “our;” NBCUniversal, LLC as “NBCUniversal Holdings;” Comcast Corporation as “Comcast;” and General Electric Company as “GE.”

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

Our businesses may be affected by, among other things, the following:

•	our businesses currently face a wide range of competition, and our businesses and results of operations could be adversely affected if we do not compete effectively

•	changes in consumer behavior driven by new technologies may adversely affect our businesses

•	we are subject to regulation by federal, state, local and foreign authorities, which may impose additional costs and restrictions on our businesses

•	weak economic conditions may have a negative impact on our businesses

•	a decline in advertising expenditures or changes in advertising markets could negatively impact our businesses

•

our success depends on consumer acceptance of our content, which is difficult to predict, and our businesses may be adversely affected if our content fails to achieve sufficient consumer acceptance or our costs to create or acquire content increase

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

•	we may be unable to obtain necessary hardware, software and operational support

•	labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses

•	sales of DVDs have been declining

•	the loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses

•	we face risks relating to doing business internationally that could adversely affect our businesses

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions)	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$1,003	$5,921
Receivables, net	3,831	4,028
Programming rights	840	844
Other current assets	638	607
Total current assets	6,312	11,400
Film and television costs	4,643	5,041
Note receivable from Comcast	400	—
Investments	1,293	1,266
Property and equipment, net of accumulated depreciation of $1,213 and $1,083	6,792	5,381
Goodwill	14,780	14,770
Intangible assets, net of accumulated amortization of $3,432 and $3,238	15,259	15,420
Other noncurrent assets, net	1,120	1,184
Total assets	$50,599	$54,462

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$2,038	$2,348
Accrued participations and residuals	1,469	1,350
Program obligations	488	561
Deferred revenue	800	681
Accrued expenses and other current liabilities	1,148	1,288
Current portion of long-term debt	5	10
Total current liabilities	5,948	6,238
Long-term debt, less current portion	11,145	11,231
Accrued participations, residuals and program obligations	821	862
Other noncurrent liabilities	3,322	3,746
Commitments and contingencies
Redeemable noncontrolling interests	128	131
Equity:
Member’s capital	28,890	31,900
Accumulated other comprehensive income (loss)	(87)	(65)
Total NBCUniversal member’s equity	28,803	31,835
Noncontrolling interests	432	419
Total equity	29,235	32,254
Total liabilities and equity	$50,599	$54,462

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended March 31
(in millions)	2013	2012
Revenue	$5,340	$5,472
Costs and Expenses:
Programming and production	2,701	2,950
Other operating and administrative	1,168	1,110
Advertising, marketing and promotion	518	599
Depreciation	151	130
Amortization	193	182
	4,731	4,971
Operating income	609	501
Other Income (Expense):
Interest expense	(129)	(115)
Interest income	6	6
Equity in net income of investees, net	11	73
Other income (expense), net	(45)	(8)
	(157)	(44)
Income before income taxes	452	457
Income tax expense	(41)	(40)
Net income	411	417
Net (income) loss attributable to noncontrolling interests	(56)	(32)
Net income attributable to NBCUniversal	$355	$385

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended March 31
(in millions)	2013	2012
Net income	$411	$417
Employee benefit obligations, net	—	(3)
Currency translation adjustments, net	(22)	3
Other, net	—	1
Comprehensive income (loss)	389	418
Net (income) loss attributable to noncontrolling interests	(56)	(32)
Comprehensive income attributable to NBCUniversal	$333	$386

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
(in millions)	2013	2012
Net cash provided by (used in) operating activities	$1,105	$1,037
Investing Activities
Capital expenditures	(263)	(111)
Cash paid for intangible assets	(26)	(18)
Acquisition of 30 Rockefeller Plaza properties	(1,311)	—
Note receivable issued to Comcast	(400)	—
Purchases of investments	(37)	(44)
Other	(9)	1
Net cash provided by (used in) investing activities	(2,046)	(172)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	—	(400)
Repurchases and repayments of debt	(88)	(1)
Redemption Transaction distribution	(3,200)	—
Distributions to noncontrolling interests	(48)	(58)
Settlement of Station Venture liability	(602)	—
Other	(39)	(40)
Net cash provided by (used in) financing activities	(3,977)	(499)
Increase (decrease) in cash and cash equivalents	(4,918)	366
Cash and cash equivalents, beginning of period	5,921	808
Cash and cash equivalents, end of period	$1,003	$1,174

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, January 1, 2012	$184	$29,798	$(78)	$361	$30,081
Compensation plans		3			3
Contributions from (distributions to) noncontrolling interests, net	(10)			(47)	(47)
Purchases of subsidiary shares from noncontrolling interests	(47)
Other		4		(24)	(20)
Other comprehensive income (loss)			1		1
Net income	8	385		24	409
Balance, March 31, 2012	$135	$30,190	$(77)	$314	$30,427
Balance, January 1, 2013	$131	$31,900	$(65)	$419	$32,254
Compensation plans		7			7
Dividends declared		(3,200)			(3,200)
Contributions from (distributions to) noncontrolling interests, net	(9)			(39)	(39)
Other		(172)		2	(170)
Other comprehensive income (loss)			(22)		(22)
Net income	6	355		50	405
Balance, March 31, 2013	$128	$28,890	$(87)	$432	$29,235

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

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2012 Annual Report on Form 10-K.

Reclassifications have been made to our condensed consolidated financial statements for the prior year to conform to classifications used in the current period.

Note 2: Significant Transactions

On March 19, 2013, Comcast acquired GE’s 49% common equity interest in NBCUniversal Holdings for approximately $16.7 billion (the “Redemption Transaction”). In addition to this transaction, we purchased from GE certain properties we occupy at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey for approximately $1.4 billion.

The total consideration for these transactions consisted of $11.4 billion of cash on hand (of which we funded $4.6 billion); $4 billion of senior debt securities issued by NBCUniversal Enterprise, Inc. (“NBCUniversal Enterprise”), a holding company whose principal assets are its interests in NBCUniversal Holdings; $750 million of cash funded through Comcast’s commercial paper program; $1.25 billion of borrowings under NBCUniversal Enterprise’s credit facility, which has replaced our credit facility; and $725 million aggregate liquidation preference of Series A cumulative preferred stock of NBCUniversal Enterprise. After the close of the transaction, GE sold the interests in NBCUniversal Enterprise’s senior debt securities and preferred stock it acquired in the Redemption Transaction to unaffiliated third parties.

Following the close of the Redemption Transaction, Comcast owns 96% of NBCUniversal Holdings’ common units and NBCUniversal Enterprise owns the remaining 4%. NBCUniversal Enterprise is now a consolidated subsidiary of Comcast, but we do not have any ownership interests in NBCUniversal Enterprise. NBCUniversal Enterprise also owns all of NBCUniversal Holdings’ newly issued preferred units with a $9.4 billion aggregate liquidation preference. NBCUniversal Holdings is required to make payments to NBCUniversal Enterprise at an initial rate of 8.25% per annum on the $9.4 billion aggregate liquidation preference of the preferred units payable quarterly beginning on June 1, 2013. On March 1, 2018, and thereafter on every fifth anniversary of such date, this rate will reset to 7.44% plus the yield on actively traded United States Treasury securities having a five year maturity. NBCUniversal Holdings has the right to redeem all of the preferred units during the thirty day period beginning on March 1, 2018, and NBCUniversal Enterprise has the right to cause NBCUniversal Holdings to redeem 15% of its preferred units during the thirty day period beginning on March 19, 2020. The price and units in a redemption initiated by either party will be based on the liquidation preference plus accrued but unpaid dividends, adjusted, in the case of an exercise of NBCUniversal Enterprise’s right, to the extent the equity value of NBCUniversal Holdings is less than the liquidation preference. Our cash flows will be the primary source of funding the required payments for the NBCUniversal Holdings preferred units.

Note 3: Related Party Transactions

In the ordinary course of our business, we enter into transactions with Comcast. Following the close of the Redemption Transaction and the subsequent sale of NBCUniversal Enterprise’s preferred stock and senior notes by GE to unaffiliated third parties, we no longer consider GE to be a related party. We generate revenue from Comcast primarily from the distribution of our cable network programming and, to a lesser extent, the sale of advertising and our owned programming, and we incur expenses primarily related to various support services provided by Comcast to us.

On March 19, 2013, as part of the Comcast cash management process, we and Comcast entered into a revolving credit agreement, under which we can borrow up to $3 billion from Comcast and Comcast can borrow up to $3 billion from us. Amounts owed by Comcast to us under the revolving credit agreement are presented under the caption “note receivable from Comcast” in our condensed consolidated balance sheet. The revolving credit agreements bear interest at floating rates equal to the interest rate under the Comcast and Comcast Cable Communications, LLC revolving credit facility (the “Comcast revolving credit facility”). The interest rate on the Comcast revolving credit facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. The interest rate on the note receivable from Comcast as of March 31, 2013 was 1.28%.

The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements. The amounts related to transactions with GE and its consolidated subsidiaries, other than the transactions discussed in Note 2, were not material for the periods presented.

Condensed Consolidated Balance Sheet

(in millions)	March 31, 2013	December 31, 2012
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$209	$204
Note receivable from Comcast	$400	$—
Accounts payable and accrued expenses related to trade creditors	$62	$25
Accrued expenses and other current liabilities	$5	$1

Condensed Consolidated Statement of Income

	Three Months Ended March 31
(in millions)	2013	2012
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$352	$320
Operating costs and expenses	$(62)	$(58)

Distributions to NBCUniversal Holdings

In addition to the transactions above, we make distributions to NBCUniversal Holdings on a periodic basis to enable its indirect owners to meet their obligations to pay taxes on taxable income generated by our businesses. We also will make quarterly distributions to NBCUniversal Holdings to enable it to make its required quarterly payments at an initial annual rate of 8.25% on the $9.4 billion aggregate liquidation preference of preferred units. Following the close of the Redemption Transaction, none of these distributions to NBCUniversal Holdings will be attributable to GE.

In connection with the Redemption Transaction, we also made a distribution of $3.2 billion to NBCUniversal Holdings to fund a portion of the Redemption Transaction. This distribution is presented separately in our condensed consolidated statement of cash flows.

Note 4: Film and Television Costs

(in millions)	March 31, 2013	December 31, 2012
Film Costs:
Released, less amortization	$1,362	$1,472
Completed, not released	151	99
In production and in development	849	1,048
	2,362	2,619
Television Costs:
Released, less amortization	1,065	1,124
In production and in development	320	334
	1,385	1,458
Programming rights, less amortization	1,736	1,808
	5,483	5,885
Less: Current portion of programming rights	840	844
Film and television costs	$4,643	$5,041

Note 5: Investments

(in millions)	March 31, 2013	December 31, 2012
Available-for-sale securities	$17	$21
Equity Method:
The Weather Channel	474	471
Other	572	545
	1,046	1,016
Cost method	230	229
Total investments	$1,293	$1,266

Variable Interest Entities

Station Venture

We previously held an equity interest in Station Venture Holdings, LLC (“Station Venture”), a nonconsolidated variable interest entity, and the remaining equity interests in Station Venture were held by LIN TV, Corp. Station Venture was the obligor on an $816 million senior secured note (the “Station Venture note”) that was due in 2023 to General Electric Capital Corporation (“GECC”) as servicer. The Station Venture note, among other things, was collateralized by substantially all of the assets of Station Venture and Station Venture Operations, LP (“Station LP”). Station LP was a less than wholly owned consolidated subsidiary of ours. In connection with Comcast’s acquisition of its controlling interest in NBCUniversal Holdings on January 28, 2011, a liability of $482 million was recorded to noncurrent liabilities in Comcast’s allocation of purchase price, which represented the fair value of the net assets of Station LP. In February 2013, Comcast closed an agreement with GE, GECC and LIN TV under which, among other things, we purchased the Station Venture note from GECC for $602 million, representing the agreed upon fair value of the assets of Station LP. As of the closing date of the transaction, the $482 million recorded liability was effectively settled and Station Venture and Station LP became wholly owned subsidiaries. We now consolidate Station Venture and the Station Venture note is eliminated in consolidation. Due to the related party nature of this transaction, the excess of the purchase price of the Station Venture note over the recorded amount of the liability was recorded to member’s capital.

Note 6: Long-Term Debt

Senior Notes and Other Debt

As of March 31, 2013, our debt had an estimated fair value of $12.4 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

Revolving Credit Facility

In connection with the Redemption Transaction, on March 19, 2013, NBCUniversal Enterprise amended and restated our existing credit agreement to, among other things, substitute NBCUniversal Enterprise for us as the sole borrower to the revolving credit facility. As a result, we no longer have a revolving credit facility with third-party banks. Following the amendments to our credit agreement, our commercial paper program was terminated. In March 2013, we entered into a revolving credit agreement with Comcast. See Note 3 for additional information.

Cross-Guarantee Structure

On March 27, 2013, we, Comcast and four of Comcast’s wholly owned cable holding company subsidiaries (the “cable guarantors”) entered into a series of agreements and supplemental indentures to include us as a part of Comcast’s existing cross-guarantee structure. As members of the cross-guarantee structure, Comcast and the cable guarantors fully and unconditionally guarantee our public debt securities, and we fully and unconditionally guarantee all of Comcast’s and the cable guarantors’ public debt securities. As a result, we guaranteed $30.6 billion of outstanding debt securities of Comcast and the cable guarantors as of March 31, 2013. In March 2013, we also fully and unconditionally guaranteed the $6.25 billion Comcast revolving credit facility.

We do not, however, guarantee the obligations of NBCUniversal Enterprise with respect to its $4 billion aggregate principal amount of senior notes, $1.35 billion credit facility or $725 million liquidation preference of Series A cumulative preferred stock.

Note 7: Fair Value Measurements

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

Recurring Fair Value Measures

	Fair Value as of
	March 31, 2013				December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Interest rate swap agreements	$—	$27	$—	$27	$31
Available-for-sale securities	—	—	17	17	21
Foreign exchange contracts	—	17	—	17	6
Total	$—	$44	$17	$61	$58

Liabilities
Contractual obligations	$—	$—	$1,080	$1,080	$1,055
Foreign exchange contracts	—	18	—	18	14
Total	$—	$18	$1,080	$1,098	$1,069

Contractual Obligations

The fair values of the contractual obligations in the table above are primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. The most significant unobservable inputs we use are our estimates of the future revenue we expect to generate from certain of our entities. The discount rates used in the measurements of fair value were between 11% and 14% and are based on the underlying risk associated with our estimate of future revenue, as well as the terms of the respective contracts. The fair value adjustments to these contractual obligations are sensitive to the assumptions related to future revenue, as well as to current interest rates, and therefore, the adjustments are recorded to other income (expense), net in our condensed consolidated statement of income.

Changes in Contractual Obligations

(in millions)
Balance, December 31, 2012	$1,055
Fair value adjustments	45
Payments	(20)
Balance, March 31, 2013	$1,080

Nonrecurring Fair Value Measures

We have assets and liabilities that we are required to record at fair value on a nonrecurring basis when certain circumstances occur. In the case of film or stage play production costs, upon the occurrence of an event or change in circumstance that may indicate that the fair value of a production is less than its unamortized costs, we determine the fair value of the production and record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The estimate of fair value of a production is determined using Level 3 inputs, primarily an analysis of future expected cash flows. Adjustments to capitalized film production costs of $66 million and $25 million were recorded during the three months ended March 31, 2013 and 2012, respectively.

Note 8: Share-Based Compensation

Comcast maintains share-based compensation plans that primarily consist of awards of stock options and restricted share units (“RSUs”) to certain employees and directors as part of its approach to long-term incentive compensation. Certain of our employees participate in these plans and the expense associated with their participation is settled in cash with Comcast.

Recognized Share-Based Compensation Expense—Comcast Equity Awards

	Three Months Ended March 31
(in millions)	2013	2012
Stock options	$3	$4
Restricted share units	7	6
Employee stock purchase plans	2	1
Total	$12	$11

Note 9: Supplemental Financial Information

Receivables

(in millions)	March 31, 2013	December 31, 2012
Receivables, gross	$4,172	$4,381
Less: Allowance for returns and customer incentives	289	307
Less: Allowance for doubtful accounts	52	46
Receivables, net	$3,831	$4,028

Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2013	March 31, 2012
Unrealized gains (losses) on derivative financial instruments	$—	$1
Unrecognized gains (losses) on employee benefit obligations	(50)	(67)
Cumulative translation adjustments	(37)	(11)
Accumulated other comprehensive income (loss), net of deferred taxes	$(87)	$(77)

Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2013	2012
Net income	$411	$417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	344	312
Amortization of film and television costs	1,956	2,146
Noncash compensation expense	7	3
Equity in net income of investees, net	(11)	(73)
Cash received from investees	15	72
Net (gain) loss on investment activity and other	32	(22)
Deferred income taxes	(17)	9
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in current and noncurrent receivables, net	204	(303)
Change in film and television costs	(1,567)	(1,941)
Change in accounts payable and accrued expenses related to trade creditors	(283)	88
Change in other operating assets and liabilities	14	329
Net cash provided by operating activities	$1,105	$1,037

Cash Payments for Interest and Income Taxes

	Three Months Ended March 31
(in millions)	2013	2012
Interest	$20	$5
Income taxes	$55	$34

Note 10: Receivables Monetization

We monetize certain of our accounts receivable under programs with a syndicate of banks. We transfer, at fair value, a significant portion of our accounts receivable that are to be monetized to NBCUniversal Receivables Funding LLC (“Funding LLC”), a wholly owned subsidiary of ours. The operating activities of Funding LLC are restricted to the transfer and sale of the monetized receivables to a third-party syndicate of banks. Due to these restrictions, Funding LLC is considered a variable interest entity, which we consolidate because we are the primary beneficiary. The assets and liabilities of this entity primarily represent the receivables and cash receipts that are not yet remitted to the programs as of the balance sheet date.

We account for receivables monetized through these programs as sales in accordance with the appropriate accounting guidance. We receive deferred consideration from the assets sold in the form of a receivable, which is funded by residual cash flows after the senior interests have been fully paid. The deferred consideration is included in receivables, net at its initial fair value, which reflects the net cash flows we expect to receive related to these interests. The accounts receivable we sold that underlie the deferred consideration are generally short-term in nature and, therefore, the fair value of the deferred consideration approximated its carrying value as of March 31, 2013 and December 31, 2012.

We are responsible for servicing the receivables and remitting collections to the purchasers under the monetization programs. We perform this service for a fee that is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded on our condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012. The servicing fees are recorded as a component of net (loss) gain on sale.

The net cash payments on transfers that are included within net cash provided by operating activities in our condensed consolidated statement of cash flows were $339 million and $90 million for the three months ended March 31, 2013 and 2012, respectively. The receivables monetization program did not have a material effect on our condensed consolidated statement of income for the periods presented.

Receivables Monetized and Deferred Consideration

(in millions)	March 31, 2013	December 31, 2012
Monetized receivables sold	$681	$791
Deferred consideration	$239	$274

In addition to the amounts presented above, we had $620 million and $882 million payable to our monetization programs as of March 31, 2013 and December 31, 2012, respectively. These amounts represent cash receipts that were not yet remitted to the monetization programs as of the balance sheet date and are recorded to accounts payable and accrued expenses related to trade creditors.

Note 11: Financial Data by Business Segment

We present our operations in four reportable business segments:

•

Cable Networks: Consists primarily of our national cable networks, our regional sports and news networks, our international cable networks, our cable television production operations, and our related digital media properties.

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

	Three Months Ended March 31, 2013
(in millions)	Revenue(c)	Operating Income (Loss) Before Depreciation and Amortization(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$2,225	$859	$184	$675	$24
Broadcast Television	1,517	(35)	25	(60)	8
Filmed Entertainment	1,216	69	4	65	2
Theme Parks	462	173	72	101	138
Headquarters and Other(a)	9	(112)	59	(171)	91
Eliminations(b)	(89)	(1)	—	(1)	—
Total	$5,340	$953	$344	$609	$263

	Three Months Ended March 31, 2012
(in millions)	Revenue(c)	Operating Income (Loss) Before Depreciation and Amortization(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$2,128	$809	$176	$633	$9
Broadcast Television	1,861	(14)	23	(37)	8
Filmed Entertainment	1,192	6	4	2	1
Theme Parks	412	157	62	95	47
Headquarters and Other(a)	12	(146)	48	(194)	46
Eliminations(b)	(133)	1	(1)	2	—
Total	$5,472	$813	$312	$501	$111

(a)	Headquarters and Other activities included costs associated with overhead, personnel costs and headquarter initiatives.

(b)

Included in Eliminations are transactions that our segments enter into with one another, which consisted primarily of the licensing of film and television content from our Filmed Entertainment and Broadcast Television segments to our Cable Networks segment.

(c)	No single customer accounted for a significant amount of revenue in any period.

(d)

We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash amortization expense that results from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading media and entertainment company that develops, produces and distributes entertainment, news and information, sports and other content for global audiences.

We report our operations as the following four reportable business segments.

Cable Networks

Our Cable Networks segment consists primarily of our national cable networks, which provide entertainment, news and information, and sports programming, our regional sports and news networks, our international cable networks, our cable television production operations, and our related digital media properties, which are primarily brand-aligned and other websites. Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, the sale of advertising and the licensing of our owned programming.

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

Filmed Entertainment

Our Filmed Entertainment segment produces, acquires, markets and distributes filmed entertainment worldwide. We also develop, produce and license live stage plays. Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our owned and acquired films and the licensing and sale of our owned and acquired films. Our Filmed Entertainment segment also generates revenue from producing and licensing live stage plays and distributing filmed entertainment produced by third parties.

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

Headquarters and Other

Our other business interests primarily include equity method investments, such as The Weather Channel Holding Corp. For information on the performance of our equity method investments, see “Consolidated Other Income (Expense) Items, Net” below and refer to the “Equity in Net Income of Investees, Net” heading within that section.

Significant Transactions

On March 19, 2013, Comcast acquired GE’s 49% common equity interest in NBCUniversal Holdings for approximately $16.7 billion (the “Redemption Transaction”). In addition to this transaction, we purchased from GE certain properties we occupy at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey for approximately $1.4 billion.

The total consideration for these transactions consisted of $11.4 billion of cash on hand (of which we funded $4.6 billion); $4 billion of senior debt securities issued by NBCUniversal Enterprise, Inc. (“NBCUniversal Enterprise”),

a holding company whose principal assets are its interests in NBCUniversal Holdings; $750 million of cash funded through Comcast’s commercial paper program; $1.25 billion of borrowings under NBCUniversal Enterprise’s credit facility, which has replaced our credit facility; and $725 million aggregate liquidation preference of Series A cumulative preferred stock of NBCUniversal Enterprise. After the close of the transaction, GE sold the interests in NBCUniversal Enterprise’s senior debt securities and preferred stock it acquired in the Redemption Transaction to unaffiliated third parties. Following the close of the Redemption Transaction, Comcast owns 96% of NBCUniversal Holdings’ common units and NBCUniversal Enterprise owns the remaining 4%. NBCUniversal Enterprise is now a consolidated subsidiary of Comcast, but we do not have any ownership interests in NBCUniversal Enterprise. NBCUniversal Enterprise also owns all of NBCUniversal Holdings’ newly issued preferred units with a $9.4 billion aggregate liquidation preference.

Consolidated Operating Results

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2013	2012
Revenue	$5,340	$5,472	(2.4)%
Costs and Expenses:
Programming and production	2,701	2,950	(8.4)
Other operating and administrative	1,168	1,110	5.2
Advertising, marketing and promotion	518	599	(13.5)
Depreciation	151	130	16.0
Amortization	193	182	5.8
	4,731	4,971	(4.9)
Operating income	609	501	21.7
Other income (expense) items, net	(157)	(44)	NM
Income before income taxes	452	457	(1.0)
Income tax expense	(41)	(40)	2.3
Net income	411	417	(1.3)
Net (income) loss attributable to noncontrolling interests	(56)	(32)	74.9
Net income attributable to NBCUniversal	$355	$385	(7.6)%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Percentage changes that are considered not meaningful are denoted with NM.

Each of our businesses is subject to seasonal and cyclical variations. Revenue and operating costs and expenses in our Broadcast Television segment are cyclical as a result of our periodic broadcasts of the Olympic Games and the Super Bowl. Our advertising revenue and programming and production costs decreased for the three months ended March 31, 2013 primarily due to the broadcast of the 2012 Super Bowl in February 2012. All of the revenue and operating costs and expenses associated with our broadcast of the 2012 Super Bowl are reported in our Broadcast Television segment.

Consolidated Revenue

Consolidated revenue decreased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to a decrease in revenue in our Broadcast Television segment due to our broadcast of the 2012 Super Bowl in the prior year period, partially offset by increases in our Cable Networks, Theme Parks and Filmed Entertainment segments. Revenue for our segments is discussed separately below under the heading “Segment Operating Results.”

Consolidated Costs and Expenses

Consolidated costs and expenses, excluding depreciation and amortization (consolidated “operating costs and expenses”), decreased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to decreases in programming and production costs in our Broadcast Television segment due to the broadcast of the 2012 Super Bowl in the prior year period. Excluding the impact of the 2012 Super Bowl in the prior year period, consolidated operating costs and expenses decreased due to decreases in our Broadcast Television and Filmed Entertainment segments, partially offset by increases in our Cable Networks and Theme Parks segments. Operating costs and expenses for our segments are discussed separately below under the heading “Segment Operating Results.”

Consolidated depreciation and amortization expense for the three months ended March 31, 2013 increased compared to the same period in 2012 primarily due to the incremental depreciation expense related to higher capital expenditures, including the Transformers attraction at Universal Hollywood.

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash amortization expense that results from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP in the business segment footnote to our condensed consolidated financial statements (see Note 11 to our condensed consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Reclassifications have been made to our condensed consolidated financial statements for the prior year to conform to classifications used in the current period. Operating costs and expenses for each of our Cable Networks, Broadcast Television and Filmed Entertainment segments have been expanded to present programming and production costs, other operating and administrative costs, and advertising, marketing and promotion costs.

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Cable Networks	$2,225	$2,128	$97	4.6%
Broadcast Television	1,517	1,861	(344)	(18.5)
Filmed Entertainment	1,216	1,192	24	2.0
Theme Parks	462	412	50	12.2
Headquarters, other and eliminations	(80)	(121)	41	NM
Total revenue	$5,340	$5,472	$(132)	(2.4)%

Operating income (loss) before depreciation and amortization
Cable Networks	$859	$809	$50	6.2%
Broadcast Television	(35)	(14)	(21)	(158.8)
Filmed Entertainment	69	6	63	NM
Theme Parks	173	157	16	10.3
Headquarters, other and eliminations	(113)	(145)	32	NM
Total operating income before depreciation and amortization	$953	$813	$140	17.2%

Cable Networks Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Distribution	$1,241	$1,143	$98	8.6%
Advertising	828	807	21	2.5
Content licensing and other	156	178	(22)	(11.9)
Total revenue	2,225	2,128	97	4.6
Operating costs and expenses
Programming and production	908	887	21	2.4
Other operating and administrative	338	311	27	8.5
Advertising, marketing and promotion	120	121	(1)	(0.5)
Total operating costs and expenses	1,366	1,319	47	3.6
Operating income before depreciation and amortization	$859	$809	$50	6.2%

Cable Networks Segment—Revenue

Our Cable Networks revenue increased for the three months ended March 31, 2013 compared to the same period in 2012 due to increases in distribution revenue and advertising revenue, partially offset by a decrease in content licensing and other revenue. The increase in distribution revenue was primarily due to increases in the contractual rates charged under distribution agreements, and the increase in advertising revenue was primarily due to increases in the price and volume of advertising units sold, partially offset by declines in audience ratings at certain of our cable networks. The decrease in content licensing and other revenue was primarily due to a reduction in the licensing of our owned content at certain of our cable networks.

For the three months ended March 31, 2013 and 2012, 14% and 13%, respectively, of our Cable Networks segment revenue was generated from transactions with Comcast.

Cable Networks Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to increases in programming and production costs and other operating and administrative expenses. The increase in programming and production costs was primarily due to continued investment in original programming at certain of our cable networks, partially offset by lower sports programming costs in the current period. The increase in other operating and administrative costs was primarily associated with higher employee benefit costs.

Broadcast Television Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Advertising	$952	$1,273	$(321)	(25.2)%
Content licensing	397	457	(60)	(13.1)
Other	168	131	37	28.4
Total revenue	1,517	1,861	(344)	(18.5)
Operating costs and expenses
Programming and production	1,160	1,495	(335)	(22.4)
Other operating and administrative	292	283	9	3.4
Advertising, marketing and promotion	100	97	3	3.7
Total operating costs and expenses	1,552	1,875	(323)	(17.2)
Operating (loss) before depreciation and amortization	$(35)	$(14)	$(21)	(158.8)%

Broadcast Television Segment—Revenue

Our Broadcast Television revenue decreased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to the broadcast of the NFL’s 2012 Super Bowl in the prior year period. Excluding $259 million of revenue associated with the broadcast of the Super Bowl in the prior year period, Broadcast Television revenue decreased 5.3% primarily due to lower advertising revenue related to a decline in audience ratings and a decrease in content licensing revenue, which was primarily due to the timing of licensing agreements. These decreases were partially offset by an increase in other revenue generated from fees collected under our retransmission consent agreements.

For the three months ended March 31, 2013 and 2012, $35 million and $17 million, respectively, of our content licensing revenue was generated from transactions with Comcast.

Broadcast Television Segment—Operating Costs and Expenses

Operating costs and expenses decreased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to the broadcast of the 2012 Super Bowl in the prior year period. Excluding the impact of the Super Bowl broadcast in the prior year period, operating costs and expenses decreased primarily due to lower programming and production costs as a result of the timing of the airing of certain primetime shows compared to the same period in the prior year.

Filmed Entertainment Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Theatrical	$313	$301	$12	3.9%
Content licensing	438	401	37	9.2
Home entertainment	371	380	(9)	(2.2)
Other	94	110	(16)	(15.4)
Total revenue	1,216	1,192	24	2.0
Operating costs and expenses
Programming and production	698	642	56	8.7
Other operating and administrative	168	161	7	4.1
Advertising, marketing and promotion	281	383	(102)	(26.6)
Total operating costs and expenses	1,147	1,186	(39)	(3.3)
Operating income before depreciation and amortization	$69	$6	$63	NM

Filmed Entertainment Segment—Revenue

Our Filmed Entertainment revenue increased slightly for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to an increase in content licensing revenue and the continued strong box office performance of Les Miserables, as well as our current quarter releases of Identity Thief and Mama, partially offset by a decrease in other revenue. The increase in content licensing revenue was primarily due to our successful 2012 theatrical releases that were made available to licensees in the current period.

Filmed Entertainment Segment—Operating Costs and Expenses

Operating costs and expenses decreased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to lower advertising, marketing and promotion expenses partially offset by an increase in programming and production costs. The decrease in advertising, marketing and promotion expenses was primarily due to fewer theatrical releases in the current period as compared to 2012. The increase in programming and production costs was primarily due to higher amortization of film costs, including films in production.

Theme Parks Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue	$462	$412	$50	12.2%
Operating costs and expenses	289	255	34	13.3
Operating income before depreciation and amortization	$173	$157	$16	10.3%

Theme Parks Segment—Revenue

Theme Parks segment revenue increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to higher guest attendance at our Orlando and Hollywood theme parks which included the benefit from the timing of holidays in the current year period, as well as increases in per capita spending.

Theme Parks Segment—Operating Costs and Expenses

Theme Parks segment operating costs and expenses increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to additional costs at our Orlando and Hollywood theme parks associated with the increases in attendance and per capita spending, as well an increase in costs to support new attractions.

Headquarters, Other and Eliminations

Operating income before depreciation and amortization for headquarters, other and eliminations decreased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to lower employee benefit costs.

Consolidated Other Income (Expense) Items, Net

	Three Months Ended March 31
(in millions)	2013	2012
Interest expense	$(129)	$(115)
Interest income	6	6
Equity in net income of investees, net	11	73
Other income (expense), net	(45)	(8)
Total	$(157)	$(44)

Interest Expense

Interest expense increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to the interest associated with our $2 billion aggregate principal amount of senior notes issued in October 2012.

Equity in Net Income of Investees, Net

The decrease in equity in net income of investees, net for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to the sale of our equity interest in A&E Television Networks in August 2012.

Other Income (Expense), Net

The change in other income (expense), net for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to higher fair value adjustments to contractual obligations that are associated with financial interests held by third parties in certain of our businesses.

Liquidity and Capital Resources

Our businesses generate significant cash flows from operating activities. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements, including fixed charges and payments for the NBCUniversal Holdings preferred units described below, through our cash flows from operating activities, existing cash, cash equivalents and investments, our ability to be funded by our revolving credit agreement with Comcast, and our ability to obtain future external financing.

Following the close of the Redemption Transaction, NBCUniversal Holdings is required to make payments to NBCUniversal Enterprise at an initial rate of 8.25% per annum on the $9.4 billion aggregate liquidation preference of the preferred units payable quarterly beginning on June 1, 2013. On March 1, 2018, and thereafter on every fifth anniversary of such date, this rate will reset to 7.44% plus the yield on actively traded United States Treasury securities having a five year maturity. NBCUniversal Holdings has the right to redeem all of the preferred units during the thirty day period beginning on March 1, 2018, and NBCUniversal Enterprise has the right to cause NBCUniversal Holdings to redeem 15% of its preferred units during the thirty day period beginning on March 19, 2020. The price and units in a redemption initiated by either party will be based on the liquidation preference plus accrued but unpaid dividends, adjusted, in the case of an exercise of NBCUniversal Enterprise’s right, to the extent the equity value of NBCUniversal Holdings is less than the liquidation preference. Our cash flows will be the primary source of funding for the required payments and any future redemption of the NBCUniversal Holdings preferred units.

Operating Activities

Components of Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2013	2012
Operating income	$609	$501
Depreciation and amortization	344	312
Operating income before depreciation and amortization	953	813
Noncash compensation	7	3
Changes in operating assets and liabilities	227	209
Cash basis operating income	1,187	1,025
Payments of interest	(20)	(5)
Payments of income taxes	(55)	(34)
Proceeds from investments and other	(7)	51
Net cash provided by operating activities	$1,105	$1,037

The changes in operating assets and liabilities for the three months ended March 31, 2013 compared to the same period in 2012 were primarily related to the timing of receipts for our accounts receivables and a decrease in film and television costs, partially offset by the timing of payments for our monetization program and other operating items.

The changes in proceeds from investments and other for the three months ended March 31, 2013 compared to the same period in 2012 were primarily related to a reduction in cash received from investees following the sale of our equity interest in A&E Television Networks LLC in August 2012.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 consisted primarily of our acquisition of the 30 Rockefeller Plaza properties from GE, our issuance of a note receivable to Comcast and cash paid for capital expenditures. The increase in capital expenditures primarily relates to our Theme Parks segment.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2013 consisted primarily of distributions of $3.2 billion to NBCUniversal Holdings in connection with the Redemption Transaction and the effective settlement of the Station Venture liability.

Available Borrowings Under Related Party Credit Agreements

In connection with the Redemption Transaction, on March 19, 2013, NBCUniversal Enterprise amended and restated our existing credit agreement to, among other things, substitute NBCUniversal Enterprise for us as the sole borrower to the revolving credit facility. As a result, we no longer have a revolving credit facility with third-party banks. Following the amendments to our credit agreement, our commercial paper program was terminated.

On March 19, 2013, as part of the Comcast cash management process, we and Comcast entered into a revolving credit agreement, under which we can borrow up to $3 billion from Comcast and Comcast can borrow up to $3 billion from us. Amounts owed by Comcast to us under the revolving credit agreement are presented under the caption “note receivable from Comcast” in our condensed consolidated balance sheet. The revolving credit agreements bear interest at floating rates equal to the interest rate under the Comcast and Comcast Cable Communications, LLC revolving credit facility (the “Comcast revolving credit facility”). The interest rate on the Comcast revolving credit facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. The interest rate on the note receivable from Comcast as of March 31, 2013 was 1.28%. As of March 31, 2013, the amount outstanding under the note receivable from Comcast was $400 million. As of March 31, 2013, the amount available to us for borrowings under the Comcast revolving credit agreement was $3 billion.

Cross-Guarantee Structure

On March 27, 2013, we, Comcast and four of Comcast’s wholly owned cable holding company subsidiaries (the “cable guarantors”) entered into a series of agreements and supplemental indentures to include us as a part of Comcast’s existing cross-guarantee structure. As members of the cross-guarantee structure, Comcast and the cable guarantors fully and unconditionally guarantee our public debt securities, and we fully and unconditionally guarantee all of Comcast’s and the cable guarantors’ public debt securities. As a result, we guaranteed $30.6 billion of outstanding debt securities of Comcast and the cable guarantors as of March 31, 2013. In March 2013, we also fully and unconditionally guaranteed the $6.25 billion Comcast revolving credit facility.

We do not, however, guarantee the obligations of NBCUniversal Enterprise with respect to its $4 billion aggregate principal amount of senior notes, $1.35 billion credit facility or $725 million liquidation preference of Series A cumulative preferred stock.

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

For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K.

ITEM 4: CONTROLS AND PROCEDURES

Conclusions regarding disclosure controls and procedures

Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our disclosure controls and procedures were effective.

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

ITEM 1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2012 Annual Report on Form 10-K.

ITEM 6: EXHIBITS

Exhibit No.	Description
2.1

Transaction Agreement, dated February 12, 2013, by and among Comcast Corporation, General Electric Company, NBCUniversal, LLC, NBCUniversal Media, LLC, National Broadcasting Company Holding, Inc. and Navy Holdings, Inc. (n/k/a/ NBCUniversal Enterprise, Inc.) (incorporated by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q of Comcast Corporation for the quarter ended March 31, 2013).

2.2

Amendment to Transaction Agreement, dated March 19, 2013, by and among Comcast Corporation, General Electric Company, NBCUniversal, LLC, NBCUniversal Media, LLC, National Broadcasting Company Holding, Inc. and Navy Holdings, Inc. (n/k/a/ NBCUniversal Enterprise, Inc.) (incorporated by reference to Exhibit 2.2 of the Quarterly Report on Form 10-Q of Comcast Corporation for the quarter ended March 31, 2013).

2.3	Purchase and Sale Agreement, dated as of February 12, 2013, between 30RC Trust and NBCUniversal Atlas LLC.
4.1

Indenture, dated January 7, 2003, between Comcast Corporation, the subsidiary guarantor party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K of Comcast Corporation for the year ended December 31, 2008).

4.2

Supplemental Indenture, dated March 25, 2003, to the Indenture between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, dated January 7, 2003 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of Comcast Corporation for the year ended December 31, 2008).

4.3

Second Supplemental Indenture, dated August 31, 2009, to the Indenture between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon, as Trustee, dated January 7, 2003, as supplemented by a First Supplemental Indenture dated March 25, 2003 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Comcast Corporation filed on September 2, 2009).

4.4

Third Supplemental Indenture, dated March 27, 2013, to the Indenture between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, dated January 7, 2003, as supplemented by a First Supplemental Indenture dated March 25, 2003 and a Second Supplemental Indenture dated August 31, 2009 (incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q of Comcast Corporation for the quarter ended March 31, 2013).

4.5

First Supplemental Indenture, dated March 27, 2013, to the Indenture between NBCUniversal Media, LLC (f/k/a NBC Universal, Inc.) and The Bank of New York Mellon, as trustee, dated April 30, 2010 (incorporated by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q of Comcast Corporation for the quarter ended March 31, 2013).

10.1

Second Amended and Restated Limited Liability Company Agreement of NBCUniversal, LLC, dated March 19, 2013 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Comcast Corporation for the quarter ended March 31, 2013).

Exhibit No.	Description
10.2

Credit Agreement, dated as of June 6, 2012, among Comcast Corporation, Comcast Cable Communications, LLC, the Financial Institutions party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent and the Issuing Lender (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Comcast Corporation for the quarter ended June 30, 2012).

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed with the Securities and Exchange Commission on May 1, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President (Principal Accounting Officer)

Date: May 1, 2013