Form 10-Q
period 2013-06-30
NBCUniversal Media, LLC
filed 2013-07-31
CIK 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2013. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to NBCUniversal Media, LLC and its consolidated subsidiaries as “NBCUniversal,” “we,” “us” and “our;” NBCUniversal, LLC as “NBCUniversal Holdings;” Comcast Corporation as “Comcast;” and General Electric Company as “GE.”

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions)	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$909	$5,921
Receivables, net	4,047	4,028
Programming rights	814	844
Other current assets	645	607
Total current assets	6,415	11,400
Film and television costs	4,331	5,041
Note receivable from Comcast	1,052	—
Investments	1,177	1,266
Property and equipment, net of accumulated depreciation of $1,355 and $1,083	6,964	5,381
Goodwill	14,859	14,770
Intangible assets, net of accumulated amortization of $3,625 and $3,238	15,095	15,420
Other noncurrent assets, net	1,083	1,184
Total assets	$50,976	$54,462

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$2,184	$2,348
Accrued participations and residuals	1,625	1,350
Program obligations	512	561
Deferred revenue	853	681
Accrued expenses and other current liabilities	1,097	1,288
Current portion of long-term debt	907	10
Total current liabilities	7,178	6,238
Long-term debt, less current portion	10,236	11,231
Accrued participations, residuals and program obligations	822	862
Other noncurrent liabilities	3,387	3,746
Commitments and contingencies
Redeemable noncontrolling interests	127	131
Equity:
Member’s capital	28,964	31,900
Accumulated other comprehensive income (loss)	(111)	(65)
Total NBCUniversal member’s equity	28,853	31,835
Noncontrolling interests	373	419
Total equity	29,226	32,254
Total liabilities and equity	$50,976	$54,462

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2013	2012	2013	2012
Revenue	$5,995	$5,504	$11,335	$10,976
Costs and Expenses:
Programming and production	2,992	2,736	5,693	5,686
Other operating and administrative	1,204	1,138	2,372	2,248
Advertising, marketing and promotion	608	648	1,126	1,247
Depreciation	156	131	307	261
Amortization	193	189	386	371
	5,153	4,842	9,884	9,813
Operating income	842	662	1,451	1,163
Other Income (Expense):
Interest expense	(128)	(116)	(257)	(231)
Interest income	6	5	12	11
Equity in net income of investees, net	16	59	27	132
Other income (expense), net	(47)	(19)	(92)	(27)
	(153)	(71)	(310)	(115)
Income before income taxes	689	591	1,141	1,048
Income tax (expense) benefit	(59)	(42)	(100)	(82)
Net income (loss)	630	549	1,041	966
Net (income) loss attributable to noncontrolling interests	(7)	(36)	(63)	(68)
Net income (loss) attributable to NBCUniversal	$623	$513	$978	$898

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2013	2012	2013	2012
Net income	$630	$549	$1,041	$966
Employee benefit obligations, net	(1)	(6)	(1)	(9)
Currency translation adjustments, net	(23)	(12)	(45)	(9)
Other, net	—	—	—	1
Comprehensive income (loss)	606	531	995	949
Net (income) loss attributable to noncontrolling interests	(7)	(36)	(63)	(68)
Comprehensive income attributable to NBCUniversal	$599	$495	$932	$881

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30
(in millions)	2013	2012
Net cash provided by (used in) operating activities	$2,502	$1,730
Investing Activities
Capital expenditures	(523)	(267)
Cash paid for intangible assets	(60)	(38)
Acquisition of 30 Rockefeller Plaza properties	(1,311)	—
Note receivable issued to Comcast	(1,051)	—
Return of capital from investees	131	—
Purchases of investments	(82)	(51)
Other	(33)	2
Net cash provided by (used in) investing activities	(2,929)	(354)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	—	(550)
Repurchases and repayments of debt	(89)	(2)
Redemption Transaction distribution	(3,200)	—
Distributions to member	(548)	(243)
Distributions to noncontrolling interests	(106)	(113)
Settlement of Station Venture liability	(602)	—
Other	(40)	(36)
Net cash provided by (used in) financing activities	(4,585)	(944)
Increase (decrease) in cash and cash equivalents	(5,012)	432
Cash and cash equivalents, beginning of period	5,921	808
Cash and cash equivalents, end of period	$909	$1,240

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, January 1, 2012	$184	$29,798	$(78)	$361	$30,081
Compensation plans		4			4
Dividends declared		(243)			(243)
Contributions from (distributions to) noncontrolling interests, net	(15)			(93)	(93)
Purchases of subsidiary shares from noncontrolling interests	(47)
Other		5		94	99
Other comprehensive income (loss)			(17)		(17)
Net income	9	898		59	957
Balance, June 30, 2012	$131	$30,462	$(95)	$421	$30,788
Balance, January 1, 2013	$131	$31,900	$(65)	$419	$32,254
Compensation plans		7			7
Redemption Transaction distribution		(3,200)			(3,200)
Dividends declared		(548)			(548)
Contributions from (distributions to) noncontrolling interests, net	(12)			(93)	(93)
Other		(173)		(8)	(181)
Other comprehensive income (loss)			(46)		(46)
Net income	8	978		55	1,033
Balance, June 30, 2013	$127	$28,964	$(111)	$373	$29,226

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

The total consideration for these transactions consisted of $11.4 billion of cash on hand (of which we funded $4.6 billion); $4 billion of senior debt securities issued by NBCUniversal Enterprise, Inc. (“NBCUniversal Enterprise”), a holding company whose principal assets are its interests in NBCUniversal Holdings; $750 million of cash funded through Comcast’s commercial paper program; $1.25 billion of borrowings under NBCUniversal Enterprise’s credit facility, which replaced our credit facility; and $725 million aggregate liquidation preference of Series A cumulative preferred stock of NBCUniversal Enterprise. After the close of the transaction, GE sold the interests in NBCUniversal Enterprise’s senior debt securities and preferred stock it acquired in the Redemption Transaction to unaffiliated third parties.

Following the close of the Redemption Transaction, Comcast owns 96% of NBCUniversal Holdings’ common units and NBCUniversal Enterprise owns the remaining 4%. NBCUniversal Enterprise is now a consolidated subsidiary of Comcast, but we do not have any ownership interests in NBCUniversal Enterprise. NBCUniversal Enterprise also owns all of NBCUniversal Holdings’ newly issued preferred units with a $9.4 billion aggregate liquidation preference. NBCUniversal Holdings is required to make payments to NBCUniversal Enterprise at an initial rate of 8.25% per annum on the $9.4 billion aggregate liquidation preference of the preferred units payable quarterly beginning on June 1, 2013. On March 1, 2018, and thereafter on every fifth anniversary of such date, this rate will reset to 7.44% plus the yield on actively traded United States Treasury securities having a five year maturity. NBCUniversal Holdings has the right to redeem all of the preferred units during the 30 day period beginning on March 1, 2018, and NBCUniversal Enterprise has the right to cause NBCUniversal Holdings to redeem 15% of its preferred units during the 30 day period beginning on March 19, 2020. The price and units in a redemption initiated by either party will be based on the liquidation preference plus accrued but unpaid dividends, adjusted, in the case of an exercise of NBCUniversal Enterprise’s right, to the extent the equity value of NBCUniversal Holdings is less than the liquidation preference. Our cash flows will be the primary source of funding for the required payments and any future redemption of the NBCUniversal Holdings preferred units.

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

On March 19, 2013, as part of the Comcast cash management process, we and Comcast entered into a revolving credit agreement under which we can borrow up to $3 billion from Comcast and Comcast can borrow up to $3 billion from us. Amounts owed by Comcast to us under the revolving credit agreement, including accrued interest, are presented under the caption “note receivable from Comcast” in our condensed consolidated balance sheet. The revolving credit agreements bear interest at floating rates equal to the interest rate under the Comcast and Comcast Cable Communications, LLC revolving credit facility (the “Comcast revolving credit facility”). The interest rate on the Comcast revolving credit facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of June 30, 2013, the interest rate was 1.273%.

The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements. The amounts related to transactions with GE and its consolidated subsidiaries that occurred prior to the close of the Redemption Transaction, other than the transactions discussed in Note 2 and the Station Venture transaction discussed in Note 5, were not material.

Condensed Consolidated Balance Sheet

(in millions)	June 30, 2013	December 31, 2012
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$209	$204
Note receivable from Comcast	$1,052	$—
Accounts payable and accrued expenses related to trade creditors	$35	$25
Accrued expenses and other current liabilities	$15	$1

Condensed Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2013	2012	2013	2012
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$302	$295	$654	$615
Operating costs and expenses	$(35)	$(42)	$(97)	$(100)

Distributions to NBCUniversal Holdings

In addition to the transactions above, we make distributions to NBCUniversal Holdings on a periodic basis to enable its owners to meet their obligations to pay taxes on taxable income generated by our businesses. We also make quarterly distributions to NBCUniversal Holdings to enable it to make its required quarterly payments to NBCUniversal Enterprise at an initial annual rate of 8.25% on the $9.4 billion aggregate liquidation preference of preferred units. These distributions are presented under the caption “distributions to member” in our condensed consolidated statement of cash flows. Following the close of the Redemption Transaction, none of these distributions to NBCUniversal Holdings are attributable to GE.

In connection with the Redemption Transaction, we also made a distribution of $3.2 billion to NBCUniversal Holdings to fund a portion of the Redemption Transaction. This distribution is presented separately in our condensed consolidated statement of cash flows.

Note 4: Film and Television Costs

(in millions)	June 30, 2013	December 31, 2012
Film Costs:
Released, less amortization	$1,442	$1,472
Completed, not released	260	99
In production and in development	389	1,048
	2,091	2,619

Television Costs:
Released, less amortization	1,130	1,124
In production and in development	270	334
	1,400	1,458
Programming rights, less amortization	1,654	1,808
	5,145	5,885
Less: Current portion of programming rights	814	844
Film and television costs	$4,331	$5,041

Note 5: Investments

(in millions)	June 30, 2013	December 31, 2012
Available-for-sale securities	$18	$21
Equity Method:
The Weather Channel	328	471
Other	601	545
	929	1,016
Cost method	230	229
Total investments	$1,177	$1,266

Equity Method

In June 2013, we received a distribution from The Weather Channel Holding Corp. (“The Weather Channel”) of $152 million, of which $128 million was recorded as a return of our investment in The Weather Channel and included under the caption “return of capital from investees” in our condensed consolidated statement of cash flows.

Cost Method

In July 2013, we entered into an agreement to provide additional capital contributions totaling $247 million to Hulu LLC (“Hulu”), which we account for as a cost method investment. The capital contributions will be recorded as increases to our investment in Hulu on the dates in which funding is provided. In July 2013, we contributed $123 million and the remaining amounts will be provided at a future date as specified under the terms of the agreement.

Variable Interest Entities

Station Venture

We previously held an equity interest in Station Venture Holdings, LLC (“Station Venture”), a nonconsolidated variable interest entity, and the remaining equity interests in Station Venture were held by LIN TV, Corp. Station Venture was the obligor on an $816 million senior secured note (the “Station Venture note”) that was due in 2023 to General Electric Capital Corporation (“GECC”) as servicer. The Station Venture note, among other things, was collateralized by substantially all of the assets of Station Venture and Station Venture Operations, LP (“Station LP”). Station LP was a less than wholly owned consolidated subsidiary of ours. In connection with Comcast’s acquisition of its controlling interest in NBCUniversal Holdings on January 28, 2011, a liability of $482 million was recorded to noncurrent liabilities in Comcast’s allocation of purchase price, which represented the fair value of the net assets of Station LP. In February 2013, Comcast closed an agreement with GE, GECC and LIN TV under which, among other things, we purchased the Station Venture note from GECC for $602 million, representing the agreed upon fair value of the assets of Station LP. As of the closing date of the transaction, the $482 million recorded liability was effectively settled, and Station Venture and Station LP became wholly owned subsidiaries. We now consolidate Station Venture, and the Station Venture note is eliminated in consolidation. Due to the related party nature of this transaction, the excess of the purchase price of the Station Venture note over the recorded amount of the liability was recorded to member’s capital.

Note 6: Goodwill

(in millions)	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Total
Balance, December 31, 2012	$13,026	$761	$1	$982	$14,770
Acquisitions	17	—	—	—	17
Adjustments	67	5	—	—	72
Balance, June 30, 2013	$13,110	$766	$1	$982	$14,859

Adjustments to goodwill during the six months ended June 30, 2013 were primarily related to an immaterial correction to the allocation of purchase price associated with the January 2011 Joint Venture transaction.

Note 7: Long-Term Debt

Senior Notes and Other Debt

As of June 30, 2013, our debt had an estimated fair value of $11.9 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

Revolving Credit Facility

In connection with the Redemption Transaction, on March 19, 2013, NBCUniversal Enterprise amended and restated our existing credit agreement to, among other things, substitute NBCUniversal Enterprise for us as the sole borrower to the revolving credit facility. As a result, we no longer have a revolving credit facility with third-party banks. Following the amendments to our credit agreement, our commercial paper program was terminated and we entered into a revolving credit agreement with Comcast. See Note 3 for additional information on the revolving credit agreement with Comcast.

Cross-Guarantee Structure

On March 27, 2013, we, Comcast and four of Comcast’s wholly owned cable holding company subsidiaries (the “cable guarantors”) entered into a series of agreements and supplemental indentures to include us as a part of Comcast’s existing cross-guarantee structure. As members of the cross-guarantee structure, Comcast and the cable guarantors fully and unconditionally guarantee our public debt securities, and we fully and unconditionally guarantee all of Comcast’s and the cable guarantors’ public debt securities. As of June 30, 2013, we guaranteed $30 billion of outstanding debt securities of Comcast and the cable guarantors. We also fully and unconditionally guarantee the $6.25 billion Comcast revolving credit facility due 2017 of which no amounts were outstanding as of June 30, 2013.

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

Recurring Fair Value Measures

	Fair Value as of
	June 30, 2013				December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Interest rate swap agreements	$—	$22	$—	$22	$31
Available-for-sale securities	—	—	18	18	21
Foreign exchange contracts	—	18	—	18	6
Total	$—	$40	$18	$58	$58

Liabilities
Contractual obligations	$—	$—	$1,105	$1,105	$1,055
Foreign exchange contracts	—	9	—	9	14
Total	$—	$9	$1,105	$1,114	$1,069

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

In May 2013, Comcast entered into an agreement with the counterparty to one of our contractual obligations under which, among other things, Comcast will acquire the counterparty’s interests in the related contract. We expect the transaction to close in the fourth quarter of 2013 and following the close of the transaction, the counterparty to this contractual obligation will be a wholly owned consolidated subsidiary of Comcast. The fair value of this contractual obligation as of June 30, 2013 was $383 million.

Changes in Contractual Obligations

(in millions)
Balance, December 31, 2012	$1,055
Fair value adjustments	91
Payments	(41)
Balance, June 30, 2013	$1,105

Nonrecurring Fair Value Measures

We have assets and liabilities that we are required to record at fair value on a nonrecurring basis when certain circumstances occur. In the case of film or stage play production costs, upon the occurrence of an event or change in circumstance that may indicate that the fair value of a production is less than its unamortized costs, we determine the fair value of the production and record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The estimate of fair value of a production is determined using Level 3 inputs, primarily an analysis of future expected cash flows. Adjustments to capitalized film production costs of $113 million and $64 million were recorded during the six months ended June 30, 2013 and 2012, respectively.

Note 9: Share-Based Compensation

Comcast maintains share-based compensation plans that primarily consist of awards of stock options and restricted share units (“RSUs”) to certain employees and directors as part of its approach to long-term incentive compensation. Certain of our employees participate in these plans and the expense associated with their participation is settled in cash with Comcast.

Recognized Share-Based Compensation Expense—Comcast Equity Awards

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2013	2012	2013	2012
Stock options	$4	$4	$7	$8
Restricted share units	12	9	19	15
Employee stock purchase plans	1	1	3	2
Total	$17	$14	$29	$25

Note 10: Supplemental Financial Information

Receivables

(in millions)	June 30, 2013	December 31, 2012
Receivables, gross	$4,349	$4,381
Less: Allowance for returns and customer incentives	250	307
Less: Allowance for doubtful accounts	52	46
Receivables, net	$4,047	$4,028

Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2013	June 30, 2012
Unrealized gains (losses) on derivative financial instruments	$—	$1
Unrecognized gains (losses) on employee benefit obligations	(51)	(72)
Cumulative translation adjustments	(60)	(24)
Accumulated other comprehensive income (loss), net of deferred taxes	$(111)	$(95)

Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2013	2012
Net income	$1,041	$966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	693	632
Amortization of film and television costs	4,045	4,132
Noncash compensation expense	7	4
Equity in net income of investees, net	(27)	(132)
Cash received from investees	58	140
Net (gain) loss on investment activity and other	61	(14)
Deferred income taxes	2	15
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in current and noncurrent receivables, net	26	(44)
Change in film and television costs	(3,319)	(4,045)
Change in accounts payable and accrued expenses related to trade creditors	(198)	(136)
Change in other operating assets and liabilities	113	212
Net cash provided by operating activities	$2,502	$1,730

Cash Payments for Interest and Income Taxes

	Six Months Ended June 30
(in millions)	2013	2012
Interest	$224	$230
Income taxes	$102	$84

Note 11: Receivables Monetization

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

We account for receivables monetized through these programs as sales in accordance with the appropriate accounting guidance. We receive deferred consideration from the assets sold in the form of a receivable, which is funded by residual cash flows after the senior interests have been fully paid. The deferred consideration is included in receivables, net at its initial fair value, which reflects the net cash flows we expect to receive related to these interests. The accounts receivable we sold that underlie the deferred consideration are generally short-term in nature and, therefore, the fair value of the deferred consideration approximated its carrying value as of June 30, 2013 and December 31, 2012.

We are responsible for servicing the receivables and remitting collections to the purchasers under the monetization programs. We perform this service for a fee that is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded on our condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012. The servicing fees are recorded as a component of other income (expense), net.

The net cash payments on transfers that are included within net cash provided by operating activities in our condensed consolidated statement of cash flows were $178 million and $223 million for the six months ended June 30, 2013 and 2012, respectively. The receivables monetization program did not have a material effect on our condensed consolidated statement of income for the periods presented.

Receivables Monetized and Deferred Consideration

(in millions)	June 30, 2013	December 31, 2012
Monetized receivables sold	$749	$791
Deferred consideration	$252	$274

In addition to the amounts presented above, we had $730 million and $882 million payable to our monetization programs as of June 30, 2013 and December 31, 2012, respectively. These amounts represent cash receipts that were not yet remitted to the monetization programs as of the balance sheet date and are recorded to accounts payable and accrued expenses related to trade creditors.

Note 12: Financial Data by Business Segment

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

	Three Months Ended June 30, 2013
(in millions)	Revenue(c)	Operating Income (Loss) Before Depreciation and Amortization(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$2,413	$860	$182	$678	$24
Broadcast Television	1,732	206	26	180	9
Filmed Entertainment	1,388	33	3	30	1
Theme Parks	546	231	73	158	147
Headquarters and Other(a)	9	(137)	65	(202)	79
Eliminations(b)	(93)	(2)	—	(2)	—
Total	$5,995	$1,191	$349	$842	$260

	Three Months Ended June 30, 2012
(in millions)	Revenue(c)	Operating Income (Loss) Before Depreciation and Amortization(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$2,240	$790	$182	$608	$22
Broadcast Television	1,552	194	22	172	11
Filmed Entertainment	1,231	(83)	4	(87)	3
Theme Parks	539	235	63	172	52
Headquarters and Other(a)	11	(155)	48	(203)	68
Eliminations(b)	(69)	1	1	—	—
Total	$5,504	$982	$320	$662	$156

	Six Months Ended June 30, 2013
(in millions)	Revenue(c)	Operating Income (Loss) Before Depreciation and Amortization(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$4,638	$1,719	$366	$1,353	$48
Broadcast Television	3,249	171	51	120	17
Filmed Entertainment	2,604	102	7	95	3
Theme Parks	1,008	404	145	259	285
Headquarters and Other(a)	18	(249)	124	(373)	170
Eliminations(b)	(182)	(3)	—	(3)	—
Total	$11,335	$2,144	$693	$1,451	$523

	Six Months Ended June 30, 2012
(in millions)	Revenue(c)	Operating Income (Loss) Before Depreciation and Amortization(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$4,368	$1,599	$358	$1,241	$31
Broadcast Television	3,413	180	45	135	19
Filmed Entertainment	2,423	(77)	8	(85)	4
Theme Parks	951	392	125	267	99
Headquarters and Other(a)	23	(301)	96	(397)	114
Eliminations(b)	(202)	2	—	2	—
Total	$10,976	$1,795	$632	$1,163	$267

(a)	Headquarters and Other activities included costs associated with overhead, personnel costs and headquarter initiatives.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading media and entertainment company that develops, produces and distributes entertainment, news and information, sports, and other content for global audiences.

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

The total consideration for these transactions consisted of $11.4 billion of cash on hand (of which we funded $4.6 billion); $4 billion of senior debt securities issued by NBCUniversal Enterprise, Inc. (“NBCUniversal Enterprise”), a holding company whose principal assets are its interests in NBCUniversal Holdings; $750 million of cash funded through Comcast’s commercial paper program; $1.25 billion of borrowings under NBCUniversal Enterprise’s credit facility, which replaced our credit facility; and $725 million aggregate liquidation preference of Series A cumulative preferred stock of NBCUniversal Enterprise. After the close of the transaction, GE sold the interests in NBCUniversal Enterprise’s senior debt securities and preferred stock it acquired in the Redemption Transaction to unaffiliated third parties. Following the close of the Redemption Transaction, Comcast owns 96% of NBCUniversal Holdings’ common units and NBCUniversal Enterprise owns the remaining 4%. NBCUniversal Enterprise is now a consolidated subsidiary of Comcast, but we do not have any ownership interests in NBCUniversal Enterprise. NBCUniversal Enterprise also owns all of NBCUniversal Holdings’ newly issued preferred units with a $9.4 billion aggregate liquidation preference.

Consolidated Operating Results

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012		2013	2012
Revenue	$5,995	$5,504	8.9%	$11,335	$10,976	3.3%
Costs and Expenses:
Programming and production	2,992	2,736	9.4	5,693	5,686	0.1
Other operating and administrative	1,204	1,138	5.8	2,372	2,248	5.5
Advertising, marketing and promotion	608	648	(6.1)	1,126	1,247	(9.7)
Depreciation	156	131	20.0	307	261	18.0
Amortization	193	189	2.3	386	371	4.0
	5,153	4,842	6.5	9,884	9,813	0.7
Operating income	842	662	27.0	1,451	1,163	24.7
Other income (expense) items, net	(153)	(71)	115.1	(310)	(115)	169.3
Income before income taxes	689	591	16.5	1,141	1,048	8.9
Income tax expense	(59)	(42)	40.3	(100)	(82)	21.9
Net income	630	549	14.6	1,041	966	7.8
Net (income) loss attributable to noncontrolling interests	(7)	(36)	(79.1)	(63)	(68)	(6.9)
Net income attributable to NBCUniversal	$623	$513	21.2%	$978	$898	8.9%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Each of our businesses is subject to seasonal and cyclical variations. Revenue and operating costs and expenses in our Broadcast Television segment are cyclical as a result of our periodic broadcasts of the Olympic Games and the Super Bowl. Our advertising revenue and programming and production costs for the six months ended June 30, 2012 include amounts attributable to our broadcast of the 2012 Super Bowl. There was no such broadcast in the current year period. All of the revenue and operating costs and expenses associated with our broadcast of the 2012 Super Bowl are reported in our Broadcast Television segment.

Consolidated Revenue

Consolidated revenue increased for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to increases in our Cable Networks, Broadcast Television and Filmed Entertainment segments. Consolidated revenue increased for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to increases in our Cable Networks, Filmed Entertainment and Theme Parks segments, partially offset by a decrease in revenue in our Broadcast Television segment due to our broadcast of the 2012 Super Bowl in the prior year period.

Revenue for our segments is discussed separately below under the heading “Segment Operating Results.”

Consolidated Costs and Expenses

Consolidated costs and expenses, excluding depreciation and amortization (“operating costs and expenses”), increased for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to increases in programming and production costs in our Cable Networks and Broadcast Television segments.

Consolidated operating costs and expenses remained flat for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to higher other operating and administrative expenses in our Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks segments, which were partially offset by lower advertising, marketing and promotion expenses primarily in our Filmed Entertainment segment. Programming and production costs remained flat for the six months ended June 30, 2013 compared to the same period in 2012 due to increases in our Cable Networks and Filmed Entertainment segments, which were offset by lower costs in our Broadcast Television segment due to the broadcast of the 2012 Super Bowl in the prior year period.

Operating costs and expenses for our segments are discussed separately below under the heading “Segment Operating Results.”

Consolidated depreciation and amortization for the three and six months ended June 30, 2013 increased compared to the same periods in 2012 primarily due to the incremental depreciation expense related to higher capital expenditures in our Theme Parks segment and depreciation associated with the properties purchased in connection with the Redemption Transaction.

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash amortization expense that results from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP in the business segment footnote to our condensed consolidated financial statements (see Note 12 to our condensed consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Reclassifications have been made to the prior year to conform to classifications used in the current period. The presentation of operating costs and expenses in our Cable Networks, Broadcast Television and Filmed Entertainment segments was also expanded to present programming and production costs, other operating and administrative expenses, and advertising, marketing and promotion expenses.

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Cable Networks	$2,413	$2,240	$173	7.7%
Broadcast Television	1,732	1,552	180	11.6
Filmed Entertainment	1,388	1,231	157	12.8
Theme Parks	546	539	7	1.1
Headquarters, other and eliminations	(84)	(58)	(26)	(42.0)
Total revenue	$5,995	$5,504	$491	8.9%

Operating income (loss) before depreciation and amortization
Cable Networks	$860	$790	$70	8.9%
Broadcast Television	206	194	12	6.4
Filmed Entertainment	33	(83)	116	140.4
Theme Parks	231	235	(4)	(1.6)
Headquarters, other and eliminations	(139)	(154)	15	9.1
Total operating income before depreciation and amortization	$1,191	$982	$209	21.3%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Cable Networks	$4,638	$4,368	$270	6.2%
Broadcast Television	3,249	3,413	(164)	(4.8)
Filmed Entertainment	2,604	2,423	181	7.5
Theme Parks	1,008	951	57	5.9
Headquarters, other and eliminations	(164)	(179)	15	8.6
Total revenue	$11,335	$10,976	$359	3.3%

Operating income (loss) before depreciation and amortization
Cable Networks	$1,719	$1,599	$120	7.5%
Broadcast Television	171	180	(9)	(5.1)
Filmed Entertainment	102	(77)	179	233.5
Theme Parks	404	392	12	3.2
Headquarters, other and eliminations	(252)	(299)	47	15.7
Total operating income before depreciation and amortization	$2,144	$1,795	$349	19.5%

Cable Networks Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Distribution	$1,219	$1,167	$52	4.4%
Advertising	966	915	51	5.7
Content licensing and other	228	158	70	43.7
Total revenue	2,413	2,240	173	7.7
Operating costs and expenses
Programming and production	1,084	992	92	9.2
Other operating and administrative	334	320	14	4.6
Advertising, marketing and promotion	135	138	(3)	(2.2)
Total operating costs and expenses	1,553	1,450	103	7.1
Operating income before depreciation and amortization	$860	$790	$70	8.9%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Distribution	$2,460	$2,310	$150	6.5%
Advertising	1,794	1,722	72	4.2
Content licensing and other	384	336	48	14.4
Total revenue	4,638	4,368	270	6.2
Operating costs and expenses
Programming and production	1,992	1,879	113	6.0
Other operating and administrative	672	631	41	6.5
Advertising, marketing and promotion	255	259	(4)	(1.4)
Total operating costs and expenses	2,919	2,769	150	5.4
Operating income before depreciation and amortization	$1,719	$1,599	$120	7.5%

Cable Networks Segment—Revenue

Our Cable Networks revenue increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 due to increases in each of our three revenue categories. The increases in distribution revenue for both periods were primarily due to increases in the contractual rates charged under distribution agreements. Advertising revenue increased 5.7% and 4.2% for the three and six months ended June 30, 2013, respectively, due to increases in both periods of 12% and 11%, respectively, from higher prices and volume of advertising units sold, partially offset by declines in audience ratings. The increases in content licensing and other revenue were primarily due to a new licensing agreement that was entered into during the second quarter of 2013.

For the three and six months ended June 30, 2013, 12% and 13%, respectively, of our Cable Networks segment revenue was generated from transactions with Comcast. For both the three and six months ended June 30, 2012, 13% of our Cable Networks segment revenue was generated from transactions with Comcast.

Cable Networks Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to an increase in programming and production costs, associated with higher sports programming rights costs as well as our continued investment in original programming at certain of our cable networks.

Operating costs and expenses increased for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to increases in programming and production costs and other operating and administrative expenses. The increase in programming and production costs was primarily due to our continued investment in original programming at certain of our cable networks. The increase in other operating and administrative costs was primarily due to higher employee benefit and other administrative costs.

Broadcast Television Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Advertising	$1,267	$1,122	$145	13.0%
Content licensing	296	331	(35)	(10.9)
Other	169	99	70	70.6
Total revenue	1,732	1,552	180	11.6
Operating costs and expenses
Programming and production	1,154	1,018	136	13.3
Other operating and administrative	292	278	14	5.4
Advertising, marketing and promotion	80	62	18	26.6
Total operating costs and expenses	1,526	1,358	168	12.3
Operating income before depreciation and amortization	$206	$194	$12	6.4%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Advertising	$2,219	$2,395	$(176)	(7.3)%
Content licensing	693	788	(95)	(12.2)
Other	337	230	107	46.7
Total revenue	3,249	3,413	(164)	(4.8)
Operating costs and expenses
Programming and production	2,314	2,513	(199)	(7.9)
Other operating and administrative	584	561	23	4.4
Advertising, marketing and promotion	180	159	21	12.8
Total operating costs and expenses	3,078	3,233	(155)	(4.8)
Operating income before depreciation and amortization	$171	$180	$(9)	(5.1)%

Broadcast Television Segment—Revenue

Our Broadcast Television revenue increased for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to increases in advertising revenue and in other revenue from fees recognized under our retransmission consent agreements, partially offset by lower content licensing revenue associated with the timing of when our content was made available to licensees. Advertising revenue increased 13.0% for the three months ended June 30, 2013 primarily due to an increase of 7% from higher prices and volume of advertising units sold, as well as an increase in audience ratings in our primetime schedule, primarily from The Voice.

Our Broadcast Television revenue decreased for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to the broadcast of the 2012 Super Bowl in the prior year period. Excluding $259 million of revenue associated with the broadcast of the Super Bowl in the prior year period, Broadcast Television revenue increased 3% primarily due to fees recognized under our retransmission consent agreements and higher advertising revenue, partially offset by lower content licensing revenue associated with the timing of licensing agreements.

Broadcast Television Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to an increase in programming and production costs associated with the timing of when certain shows in our primetime schedule were aired, as well as our continued investment in original programming.

Operating costs and expenses decreased for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to the broadcast of the 2012 Super Bowl in the prior year period. Excluding the impact of the Super Bowl broadcast in the prior year period, operating costs and expenses increased primarily due to higher programming and production costs associated with our primetime schedule.

Filmed Entertainment Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Theatrical	$553	$465	$88	19.0%
Content licensing	406	358	48	13.5
Home entertainment	339	317	22	6.9
Other	90	91	(1)	(0.7)
Total revenue	1,388	1,231	157	12.8
Operating costs and expenses
Programming and production	817	741	76	10.3
Other operating and administrative	163	138	25	19.1
Advertising, marketing and promotion	375	435	(60)	(14.0)
Total operating costs and expenses	1,355	1,314	41	3.2
Operating income (loss) before depreciation and amortization	$33	$(83)	$116	140.4%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Theatrical	$866	$766	$100	13.1%
Content licensing	844	759	85	11.3
Home entertainment	710	697	13	1.9
Other	184	201	(17)	(8.8)
Total revenue	2,604	2,423	181	7.5
Operating costs and expenses
Programming and production	1,515	1,383	132	9.6
Other operating and administrative	331	299	32	11.0
Advertising, marketing and promotion	656	818	(162)	(19.9)
Total operating costs and expenses	2,502	2,500	2	0.1
Operating income (loss) before depreciation and amortization	$102	$(77)	$179	233.5%

Filmed Entertainment Segment—Revenue

Our Filmed Entertainment revenue increased for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to increases in theatrical, content licensing and home entertainment revenue. The increase in theatrical revenue was primarily due to the strong performance of our current period release of Fast and Furious 6. The increase in content licensing revenue was primarily due to the international licensing of our 2012 theatrical releases. The increase in home entertainment revenue was primarily due to the continued strong performance of Les Miserables and Identity Thief.

Our Filmed Entertainment revenue increased for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to increases in theatrical and content licensing revenue. The increase in theatrical revenue was due to the strong performance in the current year of Fast and Furious 6, Les Miserables, Identity Thief and Mama. The increase in content licensing revenue was primarily due to our successful 2012 theatrical releases that were made available to licensees in the current period.

Filmed Entertainment Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to higher programming and production costs and other operating and administrative expenses, partially offset by lower advertising, marketing and promotion expenses. The increase in programming and production costs was primarily due to higher amortization of film costs, including films in production. The increase in other operating and administrative expenses was primarily due to the realization of a receivable in the prior year period that was previously reserved for as uncollectible. The decrease in advertising, marketing and promotion expenses was primarily due to lower costs associated with our 2013 theatrical releases.

Operating costs and expenses remained relatively flat for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to higher amortization of film costs, including films in production, offset by lower advertising, marketing and promotion expenses associated with our 2013 theatrical releases.

Theme Parks Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue	$546	$539	$7	1.1%
Operating costs and expenses	315	304	11	3.2
Operating income before depreciation and amortization	$231	$235	$(4)	(1.6)%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue	$1,008	$951	$57	5.9%
Operating costs and expenses	604	559	45	7.8
Operating income before depreciation and amortization	$404	$392	$12	3.2%

Theme Parks Segment—Revenue

Our Theme Parks revenue increased slightly for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to an increase in per capita spending partially offset by the timing of holidays.

Our Theme Parks revenue increased for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to higher guest attendance at our Hollywood and Orlando theme parks, as well as an increase in per capita spending.

Theme Parks Segment—Operating Costs and Expenses

Theme Parks segment operating costs and expenses increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to additional costs at our Orlando and Hollywood theme parks associated with the corresponding increases in per capita spending and attendance, as well as an increase in costs to support new attractions.

Headquarters, Other and Eliminations

The changes in operating income (loss) before depreciation and amortization for headquarters, other and eliminations for the three and six months ended June 30, 2013 compared to the same periods in 2012 were primarily due to lower facilities and other administrative expenses.

Consolidated Other Income (Expense) Items, Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2013	2012	2013	2012
Interest expense	$(128)	$(116)	$(257)	$(231)
Interest income	6	5	12	11
Equity in net income of investees, net	16	59	27	132
Other income (expense), net	(47)	(19)	(92)	(27)
Total	$(153)	$(71)	$(310)	$(115)

Interest Expense

Interest expense increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to the interest associated with our $2 billion aggregate principal amount of senior notes issued in October 2012 partially offset by the impact from the redemption of Universal Orlando’s senior and senior subordinated notes in November 2012.

Equity in Net Income of Investees, Net

The decreases in equity in net income of investees, net for the three and six months ended June 30, 2013 compared to the same periods in 2012 were primarily due to the sale of our equity interest in A&E Television Networks LLC in August 2012.

Other Income (Expense), Net

The increases in other expense for the three and six months ended June 30, 2013 compared to the same periods in 2012 were primarily due to higher fair value adjustments to contractual obligations that are associated with financial interests held by third parties in certain of our businesses.

Liquidity and Capital Resources

Our businesses generate significant cash flows from operating activities. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements, including fixed charges and payments for the NBCUniversal Holdings preferred units described below, through our cash flows from operating activities, existing cash, cash equivalents and investments, our available borrowings under our revolving credit agreement with Comcast, and our ability to obtain future external financing.

Following the close of the Redemption Transaction, NBCUniversal Holdings is required to make quarterly payments to NBCUniversal Enterprise at an initial rate of 8.25% per annum on the $9.4 billion aggregate liquidation preference of NBCUniversal Holdings’ preferred units. On March 1, 2018, and thereafter on every fifth anniversary of such date, this rate will reset to 7.44% plus the yield on actively traded United States Treasury securities having a five year maturity. NBCUniversal Holdings has the right to redeem all of the preferred units during the 30 day period beginning on March 1, 2018, and NBCUniversal Enterprise has the right to cause NBCUniversal Holdings to redeem 15% of its preferred units during the 30 day period beginning on March 19, 2020. The price and units in a redemption initiated by either party will be based on the liquidation preference plus accrued but unpaid dividends, adjusted, in the case of an exercise of NBCUniversal Enterprise’s right, to the extent the equity value of NBCUniversal Holdings is less than the liquidation preference. Our cash flows will be the primary source of funding for the required payments and any future redemption of the NBCUniversal Holdings preferred units.

Operating Activities

Components of Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2013	2012
Operating income	$1,451	$1,163
Depreciation and amortization	693	632
Operating income before depreciation and amortization	2,144	1,795
Noncash compensation	7	4
Changes in operating assets and liabilities	660	145
Cash basis operating income	2,811	1,944
Payments of interest	(224)	(230)
Payments of income taxes	(102)	(84)
Proceeds from investments and other	17	100
Net cash provided by operating activities	$2,502	$1,730

The changes in operating assets and liabilities for the six months ended June 30, 2013 compared to the same period in 2012 were primarily related to a decrease in film and television costs, partially offset by the timing of other operating items.

The decrease in proceeds from investments and other for the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to a reduction in cash received from investees following the sale of our equity interest in A&E Television Networks LLC in August 2012.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 consisted primarily of our acquisition of the 30 Rockefeller Plaza properties from GE, our issuance of a note receivable to Comcast and cash paid for capital expenditures, partially offset by the return of capital received from The Weather Channel. The increase in capital expenditures primarily relates to our Theme Parks segment.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2013 consisted primarily of distributions to NBCUniversal Holdings and the effective settlement of the Station Venture liability. The distributions to NBCUniversal Holdings included $3.2 billion related to the Redemption Transaction, $390 million of tax distributions and $158 million to fund NBCUniversal Holdings’ required payments on its $9.4 billion aggregate liquidation preference of preferred units.

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

On March 19, 2013, as part of the Comcast cash management process, we and Comcast entered into a revolving credit agreement under which we can borrow up to $3 billion from Comcast and Comcast can borrow up to $3 billion from us. Amounts owed by Comcast to us under the revolving credit agreement, including accrued interest, are presented under the caption “note receivable from Comcast” in our condensed consolidated balance sheet. The revolving credit agreements bear interest at floating rates equal to the interest rate under the Comcast and Comcast Cable Communications, LLC revolving credit facility (the “Comcast revolving credit facility”). The interest rate on the Comcast revolving credit facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of June 30, 2013, the interest rate was 1.273% and the amount outstanding under the note receivable from Comcast was $1.1 billion. As of June 30, 2013, the amount available to us for borrowings under the Comcast revolving credit agreement was $3 billion.

Cross-Guarantee Structure

On March 27, 2013, we, Comcast and four of Comcast’s wholly owned cable holding company subsidiaries (the “cable guarantors”) entered into a series of agreements and supplemental indentures to include us as a part of Comcast’s existing cross-guarantee structure. As members of the cross-guarantee structure, Comcast and the cable guarantors fully and unconditionally guarantee our public debt securities, and we fully and unconditionally guarantee all of Comcast’s and the cable guarantors’ public debt securities. As of June 30, 2013, we guaranteed $30 billion of outstanding debt securities of Comcast and the cable guarantors. We also fully and unconditionally guarantee the $6.25 billion Comcast revolving credit facility due 2017 of which no amounts were outstanding as of June 30, 2013.

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
101

The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, filed with the Securities and Exchange Commission on July 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President (Principal Accounting Officer)

Date: July 31, 2013