Form 10-Q
period 2013-09-30
NBCUniversal Media, LLC
filed 2013-10-30
CIK 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2013. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to NBCUniversal Media, LLC and its consolidated subsidiaries as “NBCUniversal,” “we,” “us” and “our;” NBCUniversal, LLC as “NBCUniversal Holdings;” Comcast Corporation as “Comcast;” and General Electric Company as “GE.”

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions)	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$870	$5,921
Receivables, net	4,015	4,028
Programming rights	925	844
Other current assets	643	607
Total current assets	6,453	11,400
Film and television costs	4,585	5,041
Note receivable from Comcast	981	—
Investments	926	1,266
Property and equipment, net of accumulated depreciation of $1,502 and $1,083	7,449	5,381
Goodwill	14,863	14,770
Intangible assets, net of accumulated amortization of $3,818 and $3,238	14,954	15,420
Other noncurrent assets, net	1,051	1,184
Total assets	$51,262	$54,462

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$2,104	$2,348
Accrued participations and residuals	1,372	1,350
Program obligations	603	561
Deferred revenue	904	681
Accrued expenses and other current liabilities	1,396	1,288
Current portion of long-term debt	907	10
Total current liabilities	7,286	6,238
Long-term debt, less current portion	10,249	11,231
Accrued participations, residuals and program obligations	1,122	862
Other noncurrent liabilities	3,409	3,746
Commitments and contingencies
Redeemable noncontrolling interests	127	131
Equity:
Member’s capital	28,785	31,900
Accumulated other comprehensive income (loss)	(103)	(65)
Total NBCUniversal member’s equity	28,682	31,835
Noncontrolling interests	387	419
Total equity	29,069	32,254
Total liabilities and equity	$51,262	$54,462

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2013	2012	2013	2012
Revenue	$5,851	$6,822	$17,186	$17,798
Costs and Expenses:
Programming and production	2,803	3,922	8,496	9,608
Other operating and administrative	1,251	1,244	3,623	3,492
Advertising, marketing and promotion	547	516	1,673	1,763
Depreciation	160	141	467	402
Amortization	192	196	578	567
	4,953	6,019	14,837	15,832
Operating income	898	803	2,349	1,966
Other Income (Expense):
Interest expense	(129)	(117)	(386)	(348)
Interest income	9	9	21	20
Equity in net income (losses) of investees, net	(132)	37	(105)	169
Other income (expense), net	(306)	1,061	(398)	1,034
	(558)	990	(868)	875
Income before income taxes	340	1,793	1,481	2,841
Income tax (expense) benefit	(62)	(72)	(162)	(154)
Net income (loss)	278	1,721	1,319	2,687
Net (income) loss attributable to noncontrolling interests	(42)	(49)	(105)	(117)
Net income (loss) attributable to NBCUniversal	$236	$1,672	$1,214	$2,570

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2013	2012	2013	2012
Net income	$278	$1,721	$1,319	$2,687
Employee benefit obligations, net	—	15	(1)	6
Currency translation adjustments, net	13	20	(32)	11
Other, net	(5)	(1)	(5)	—
Comprehensive income (loss)	286	1,755	1,281	2,704
Net (income) loss attributable to noncontrolling interests	(42)	(49)	(105)	(117)
Comprehensive income attributable to NBCUniversal	$244	$1,706	$1,176	$2,587

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30
(in millions)	2013	2012
Net cash provided by (used in) operating activities	$3,734	$2,529
Investing Activities
Capital expenditures	(807)	(476)
Cash paid for intangible assets	(86)	(61)
Acquisitions of real estate properties	(1,705)	—
Acquisitions, net of cash acquired	(42)	(95)
Proceeds from sales of businesses and investments	—	3,025
Note receivable issued from Comcast	(981)	—
Return of capital from investees	131	—
Purchases of investments	(235)	(70)
Other	(20)	(9)
Net cash provided by (used in) investing activities	(3,745)	2,314
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	—	(550)
Repurchases and repayments of debt	(91)	(4)
Redemption Transaction distribution	(3,200)	—
Distributions to member	(938)	(693)
Distributions to noncontrolling interests	(144)	(155)
Settlement of Station Venture liability	(602)	—
Other	(65)	(35)
Net cash provided by (used in) financing activities	(5,040)	(1,437)
Increase (decrease) in cash and cash equivalents	(5,051)	3,406
Cash and cash equivalents, beginning of period	5,921	808
Cash and cash equivalents, end of period	$870	$4,214

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, January 1, 2012	$184	$29,798	$(78)	$361	$30,081
Compensation plans		6			6
Dividends declared		(693)			(693)
Contributions from (distributions to) noncontrolling interests, net	(15)			(134)	(134)
Purchases of subsidiary shares from noncontrolling interests	(47)
Other		4		84	88
Other comprehensive income (loss)			17		17
Net income	11	2,570		106	2,676
Balance, September 30, 2012	$133	$31,685	$(61)	$417	$32,041
Balance, January 1, 2013	$131	$31,900	$(65)	$419	$32,254
Compensation plans		7			7
Redemption Transaction distribution		(3,200)			(3,200)
Dividends declared		(938)			(938)
Contributions from (distributions to) noncontrolling interests, net	(14)			(125)	(125)
Other		(198)		(2)	(200)
Other comprehensive income (loss)			(38)		(38)
Net income	10	1,214		95	1,309
Balance, September 30, 2013	$127	$28,785	$(103)	$387	$29,069

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

Reclassifications have been made to our condensed consolidated financial statements for the prior year periods to conform to classifications used in the current year periods.

Note 2: Significant Transactions

Redemption Transaction

On March 19, 2013, Comcast acquired GE’s remaining 49% common equity interest in NBCUniversal Holdings for approximately $16.7 billion (the “Redemption Transaction”). In addition to this transaction, we purchased from GE certain properties we occupy at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey for approximately $1.4 billion.

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

Following the close of the Redemption Transaction, Comcast owns 96% of NBCUniversal Holdings’ common units and NBCUniversal Enterprise owns the remaining 4%. NBCUniversal Enterprise is now a consolidated subsidiary of Comcast, but we do not have any ownership interests in NBCUniversal Enterprise. NBCUniversal Enterprise also owns all of NBCUniversal Holdings’ preferred units with a $9.4 billion aggregate liquidation preference. NBCUniversal Holdings is required to make quarterly payments to NBCUniversal Enterprise at an initial rate of 8.25% per annum on the $9.4 billion aggregate liquidation preference of the preferred units. On March 1, 2018, and thereafter on every fifth anniversary of such date, this rate will reset to 7.44% plus the yield on actively traded United States Treasury securities having a 5 year maturity. NBCUniversal Holdings has the right to redeem all of the preferred units during the 30 day period beginning on March 1, 2018, and NBCUniversal Enterprise has the right to cause NBCUniversal Holdings to redeem 15% of its preferred units during the 30 day period beginning on March 19, 2020. The price and units in a redemption initiated by either party will be based on the liquidation preference plus accrued but unpaid dividends and adjusted, in the case of an exercise of NBCUniversal Enterprise’s right, to the extent the equity value of NBCUniversal Holdings is less than the liquidation preference. Our cash flows are, and will continue to be, the primary source of funding for the required payments and any future redemption of the NBCUniversal Holdings preferred units.

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

On March 19, 2013, as part of the Comcast cash management process, we and Comcast entered into a revolving credit agreement under which we can borrow up to $3 billion from Comcast and Comcast can borrow up to $3 billion from us. Amounts owed by Comcast to us under the revolving credit agreement, including accrued interest, are presented under the caption “note receivable from Comcast” in our condensed consolidated balance sheet. The revolving credit agreements bear interest at floating rates equal to the interest rate under the Comcast and Comcast Cable Communications, LLC revolving credit facility (the “Comcast revolving credit facility”). The interest rate on the Comcast revolving credit facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of September 30, 2013, the interest rate was 1.252%.

The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements. Other than the transactions discussed in Note 2 and the Station Venture transaction discussed in Note 5, the amounts related to transactions with GE and its consolidated subsidiaries that occurred prior to the close of the Redemption Transaction were not material.

Condensed Consolidated Balance Sheet

(in millions)	September 30, 2013	December 31, 2012
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$213	$204
Note receivable from Comcast	$981	$—
Accounts payable and accrued expenses related to trade creditors	$37	$25
Accrued expenses and other current liabilities	$22	$1

Condensed Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2013	2012	2013	2012
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$299	$340	$953	$955
Operating costs and expenses	$(29)	$(35)	$(126)	$(135)

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

Note 4: Film and Television Costs

(in millions)	September 30, 2013	December 31, 2012
Film Costs:
Released, less amortization	$1,439	$1,472
Completed, not released	189	99
In production and in development	394	1,048
	2,022	2,619

Television Costs:
Released, less amortization	1,144	1,124
In production and in development	321	334
	1,465	1,458
Programming rights, less amortization	2,023	1,808
	5,510	5,885
Less: Current portion of programming rights	925	844
Film and television costs	$4,585	$5,041

Note 5: Investments

(in millions)	September 30, 2013	December 31, 2012
Available-for-sale securities	$12	$21
Equity Method:
The Weather Channel	331	471
Other	560	545
	891	1,016
Cost method	23	229
Total investments	$926	$1,266

Equity Method

In June 2013, we received a distribution from The Weather Channel Holding Corp. (“The Weather Channel”) of $152 million, of which $128 million was recorded as a return of our investment in The Weather Channel and is included under the caption “return of capital from investees” in our condensed consolidated statement of cash flows.

In July 2013, we entered into an agreement to provide capital contributions totaling $247 million to Hulu, LLC (“Hulu”), which we had previously accounted for as a cost method investment. As of September 30, 2013, we had contributed $123 million under this agreement and the remaining amounts will be provided at a future date as specified under the terms of the agreement. As a result of our agreement to provide funding to Hulu, which was our first capital contribution since Comcast acquired its interest in Hulu as part of its acquisition of a controlling interest in NBCUniversal Holdings (the “Joint Venture transaction”), we began to apply the equity method of accounting for our investment in Hulu. The change to the equity method of accounting requires that we retroactively record our portion of Hulu’s accumulated losses since the date of the Joint Venture transaction. Prior period financial statements have not been restated as the amounts are not material in the current period or any of the prior periods affected. Accordingly, equity in net income (losses) of investees, net for the three and nine months ended September 30, 2013, included $135 million of equity losses, which represents our portion of Hulu’s accumulated losses from the date of the Joint Venture transaction.

Variable Interest Entities

Station Venture

We previously held an equity interest in Station Venture Holdings, LLC (“Station Venture”), a nonconsolidated variable interest entity, and the remaining equity interests in Station Venture were held by LIN TV, Corp. Station Venture was the obligor on an $816 million senior secured note (the “Station Venture note”) that was due in 2023 to General Electric Capital Corporation (“GECC”) as servicer. The Station Venture note, among other things, was collateralized by substantially all of the assets of Station Venture and Station Venture Operations, LP (“Station LP”). Station LP was a less than wholly owned consolidated subsidiary of ours. In connection with the Joint Venture transaction, a liability of $482 million was recorded to noncurrent liabilities in Comcast’s allocation of purchase price, which represented the fair value of the net assets of Station LP. In February 2013, Comcast closed an agreement with GE, GECC and LIN TV under which, among other things, we purchased the Station Venture note from GECC for $602 million, which represented the agreed upon fair value of the assets of Station LP. As of the closing date of the transaction, the $482 million recorded liability was effectively settled, and Station Venture and Station LP became wholly owned subsidiaries. We now consolidate Station Venture, and the Station Venture note is eliminated in consolidation. Due to the related party nature of this transaction, the excess of the purchase price of the Station Venture note over the recorded amount of the liability was recorded to member’s capital.

Note 6: Goodwill

(in millions)	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Total
Balance, December 31, 2012	$13,026	$761	$1	$982	$14,770
Acquisitions	17	1	—	—	18
Adjustments	69	6	—	—	75
Balance, September 30, 2013	$13,112	$768	$1	$982	$14,863

Adjustments to goodwill during the nine months ended September 30, 2013 were primarily related to an immaterial correction to the allocation of purchase price associated with the January 2011 Joint Venture transaction, which was recorded in the second quarter of 2013.

Note 7: Long-Term Debt

Senior Notes and Other Debt

As of September 30, 2013, our debt had an estimated fair value of $11.9 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

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

Cross-Guarantee Structure

On March 27, 2013, we, Comcast and four of Comcast’s wholly owned cable holding company subsidiaries (the “cable guarantors”) entered into a series of agreements and supplemental indentures to include us as a part of Comcast’s existing cross-guarantee structure. As members of the cross-guarantee structure, Comcast and the cable guarantors fully and unconditionally guarantee our public debt securities, and we fully and unconditionally guarantee all of Comcast’s and the cable guarantors’ public debt securities. As of September 30, 2013, we guaranteed $30 billion of outstanding debt securities of Comcast and the cable guarantors. We also fully and unconditionally guarantee the $6.25 billion Comcast revolving credit facility due 2017 of which no amounts were outstanding as of September 30, 2013.

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

Recurring Fair Value Measures

	Fair Value as of
	September 30, 2013				December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Interest rate swap agreements	$—	$21	$—	$21	$31
Available-for-sale securities	—	—	12	12	21
Foreign exchange contracts	—	10	—	10	6
Total	$—	$31	$12	$43	$58

Liabilities
Contractual obligations	$—	$—	$1,130	$1,130	$1,055
Foreign exchange contracts	—	21	—	21	14
Total	$—	$21	$1,130	$1,151	$1,069

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

In October 2013, in connection with a transaction between Comcast and Liberty Media Corporation (“Liberty Media”), Comcast acquired Liberty Media’s interests in one of our contractual obligations and the liability associated with this contractual obligation is now considered a related party transaction with Comcast. The fair value of this contractual obligation as of September 30, 2013 was $383 million.

Changes in Contractual Obligations

(in millions)
Balance, December 31, 2012	$1,055
Fair value adjustments	141
Payments	(66)
Balance, September 30, 2013	$1,130

Nonrecurring Fair Value Measures

We have assets and liabilities that we are required to record at fair value on a nonrecurring basis when certain circumstances occur. In the case of film or stage play production costs, upon the occurrence of an event or change in circumstance that may indicate that the fair value of a production is less than its unamortized costs, we determine the fair value of the production and record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The estimate of the fair value of a production is determined using Level 3 inputs, primarily an analysis of future expected cash flows. Adjustments to capitalized film production costs of $150 million and $155 million were recorded during the nine months ended September 30, 2013 and 2012, respectively.

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

Recognized Share-Based Compensation Expense—Comcast Equity Awards

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2013	2012	2013	2012
Stock options	$4	$4	$11	$12
Restricted share units	11	6	30	21
Employee stock purchase plans	1	1	4	3
Total	$16	$11	$45	$36

Note 10: Supplemental Financial Information

Receivables

(in millions)	September 30, 2013	December 31, 2012
Receivables, gross	$4,320	$4,381
Less: Allowance for returns and customer incentives	249	307
Less: Allowance for doubtful accounts	56	46
Receivables, net	$4,015	$4,028

Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2013	September 30, 2012
Unrealized gains (losses) on derivative financial instruments	$(5)	$—
Unrecognized gains (losses) on employee benefit obligations	(51)	(58)
Cumulative translation adjustments	(47)	(3)
Accumulated other comprehensive income (loss), net of deferred taxes	$(103)	$(61)

Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2013	2012
Net income	$1,319	$2,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,045	969
Amortization of film and television costs	5,945	7,255
Noncash compensation expense	7	6
Equity in net (income) losses of investees, net	105	(169)
Cash received from investees	73	174
Net (gain) loss on investment activity and other	347	(1,095)
Deferred income taxes	(6)	26
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in current and noncurrent receivables, net	142	(681)
Change in film and television costs	(5,577)	(7,156)
Change in accounts payable and accrued expenses related to trade creditors	(262)	201
Change in other operating assets and liabilities	596	312
Net cash provided by operating activities	$3,734	$2,529

Cash Payments for Interest and Income Taxes

	Nine Months Ended September 30
(in millions)	2013	2012
Interest	$262	$235
Income taxes	$161	$127

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

We account for receivables monetized through these programs as sales in accordance with the appropriate accounting guidance. We receive deferred consideration from the assets sold in the form of a receivable, which is funded by residual cash flows after the senior interests have been fully paid. The deferred consideration is included in receivables, net at its initial fair value, which reflects the net cash flows we expect to receive related to these interests. The accounts receivable we sold that underlie the deferred consideration are generally short-term in nature and, therefore, the fair value of the deferred consideration approximated its carrying value as of September 30, 2013 and December 31, 2012.

We are responsible for servicing the receivables and remitting collections to the purchasers under the monetization programs. We perform this service for a fee that is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded on our condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012. The servicing fees are recorded as a component of other income (expense), net.

The net cash payments on transfers that are included within net cash provided by operating activities in our condensed consolidated statement of cash flows were $367 million for the nine months ended September 30, 2013. The net cash proceeds on transfers that are included within net cash provided by operating activities in our condensed consolidated statement of cash flows were $70 million for the nine months ended September 30, 2012. The receivables monetization program did not have a material effect on our condensed consolidated statement of income for the periods presented.

Receivables Monetized and Deferred Consideration

(in millions)	September 30, 2013	December 31, 2012
Monetized receivables sold	$642	$791
Deferred consideration	$217	$274

In addition to the amounts presented above, we had $616 million and $882 million payable to our monetization programs as of September 30, 2013 and December 31, 2012, respectively. These amounts represent cash receipts that were not yet remitted to the monetization programs as of the balance sheet date and are recorded to accounts payable and accrued expenses related to trade creditors.

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

	Three Months Ended September 30, 2013
(in millions)	Revenue(c)	Operating Income (Loss) Before Depreciation and Amortization(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$2,239	$853	$183	$670	$19
Broadcast Television	1,644	34	23	11	21
Filmed Entertainment	1,400	189	4	185	1
Theme Parks	661	343	73	270	142
Headquarters and Other(a)	7	(167)	69	(236)	101
Eliminations(b)	(100)	(2)	—	(2)	—
Total	$5,851	$1,250	$352	$898	$284

	Three Months Ended September 30, 2012
(in millions)	Revenue(c)	Operating Income (Loss) Before Depreciation and Amortization(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$2,152	$809	$190	$619	$56
Broadcast Television	2,790	88	25	63	17
Filmed Entertainment	1,355	72	4	68	—
Theme Parks	614	316	65	251	55
Headquarters and Other(a)	8	(143)	53	(196)	81
Eliminations(b)	(97)	(2)	—	(2)	—
Total	$6,822	$1,140	$337	$803	$209

	Nine Months Ended September 30, 2013
(in millions)	Revenue(c)	Operating Income (Loss) Before Depreciation and Amortization(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$6,877	$2,572	$549	$2,023	$67
Broadcast Television	4,893	205	74	131	38
Filmed Entertainment	4,004	291	11	280	4
Theme Parks	1,669	747	218	529	427
Headquarters and Other(a)	25	(416)	193	(609)	271
Eliminations(b)	(282)	(5)	—	(5)	—
Total	$17,186	$3,394	$1,045	$2,349	$807

	Nine Months Ended September 30, 2012
(in millions)	Revenue(c)	Operating Income (Loss) Before Depreciation and Amortization(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$6,520	$2,408	$548	$1,860	$87
Broadcast Television	6,203	268	70	198	36
Filmed Entertainment	3,778	(5)	12	(17)	4
Theme Parks	1,565	708	190	518	154
Headquarters and Other(a)	31	(444)	149	(593)	195
Eliminations(b)	(299)	—	—	—	—
Total	$17,798	$2,935	$969	$1,966	$476

(a)	Headquarters and Other activities included costs associated with overhead, personnel costs and headquarter initiatives.

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

Broadcast Television

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, our broadcast television production operations, and our related digital media properties. Our Broadcast Television segment generates revenue primarily from the sale of advertising, the licensing and sale of our owned programming and the fees received under retransmission consent agreements.

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

Headquarters and Other

Our other business interests primarily include equity method investments, such as The Weather Channel Holding Corp. (“The Weather Channel”) and Hulu, LLC (“Hulu”). For information on the performance of our equity method investments, see “Consolidated Other Income (Expense) Items, Net” below and refer to the “Equity in Net Income (Losses) of Investees, Net” heading within that section.

Significant Transactions

On March 19, 2013, Comcast acquired GE’s remaining 49% common equity interest in NBCUniversal Holdings for approximately $16.7 billion (the “Redemption Transaction”). In addition to this transaction, we purchased from GE certain properties we occupy at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey for approximately $1.4 billion. See Note 2 to our condensed consolidated financial statements for additional information on these transactions.

Consolidated Operating Results

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012		2013	2012
Revenue	$5,851	$6,822	(14.2)%	$17,186	$17,798	(3.4)%
Costs and Expenses:
Programming and production	2,803	3,922	(28.5)	8,496	9,608	(11.6)
Other operating and administrative	1,251	1,244	0.6	3,623	3,492	3.8
Advertising, marketing and promotion	547	516	6.1	1,673	1,763	(5.1)
Depreciation	160	141	12.7	467	402	16.1
Amortization	192	196	(2.1)	578	567	1.9
	4,953	6,019	(17.7)	14,837	15,832	(6.3)
Operating income	898	803	11.9	2,349	1,966	19.5
Other income (expense) items, net	(558)	990	(156.4)	(868)	875	(199.3)
Income before income taxes	340	1,793	(81.0)	1,481	2,841	(47.9)
Income tax expense	(62)	(72)	(13.9)	(162)	(154)	5.3
Net income	278	1,721	(83.8)	1,319	2,687	(50.9)
Net (income) loss attributable to noncontrolling interests	(42)	(49)	(13.3)	(105)	(117)	(9.6)
Net income attributable to NBCUniversal	$236	$1,672	(85.9)%	$1,214	$2,570	(52.8)%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Percentage changes that are considered not meaningful are denoted with NM.

Each of our businesses is subject to seasonal and cyclical variations. Revenue and operating costs and expenses in our Broadcast Television segment are cyclical as a result of our periodic broadcasts of the Olympic Games and the Super Bowl. Our advertising revenue and programming and production costs for the nine months ended September 30, 2012 include amounts attributable to our broadcasts of the 2012 Super Bowl and the 2012 London Olympics. There were no such broadcasts in the current year period. All of the revenue and operating costs and expenses associated with our broadcasts of the 2012 Super Bowl and 2012 London Olympics are reported in our Broadcast Television segment.

Consolidated Revenue

Consolidated revenue decreased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily as a result of decreases in our Broadcast Television segment due to our broadcasts of the Super Bowl in February 2012 and the London Olympics in August 2012 in the prior year periods, partially offset by increases in our Cable Networks, Filmed Entertainment and Theme Parks segments. Excluding the revenue associated with these events, consolidated revenue increased 3.9% and 5.1%, respectively, for the three and nine months ended September 30, 2013.

Revenue for our segments is discussed separately below under the heading “Segment Operating Results.”

Consolidated Costs and Expenses

Consolidated costs and expenses, excluding depreciation and amortization (“operating costs and expenses”), decreased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily as a result of decreases in our Broadcast Television segment due to our broadcasts of the Super Bowl in February 2012 and the London Olympics in August 2012 in the prior year periods.

Operating costs and expenses for our segments are discussed separately below under the heading “Segment Operating Results.”

Consolidated depreciation and amortization increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to the incremental depreciation expense associated with the properties purchased in connection with the Redemption Transaction and higher capital expenditures in our Theme Parks segment.

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

Reclassifications have been made to the prior year periods to conform to classifications used in the current year periods. The presentation of operating costs and expenses in our Cable Networks, Broadcast Television and Filmed Entertainment segments was also expanded to present programming and production costs, other operating and administrative expenses, and advertising, marketing and promotion expenses.

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Cable Networks	$2,239	$2,152	$87	4.0%
Broadcast Television	1,644	2,790	(1,146)	(41.1)
Filmed Entertainment	1,400	1,355	45	3.3
Theme Parks	661	614	47	7.9
Headquarters, other and eliminations	(93)	(89)	(4)	NM
Total revenue	$5,851	$6,822	$(971)	(14.2)%

Operating income (loss) before depreciation and amortization
Cable Networks	$853	$809	$44	5.4%
Broadcast Television	34	88	(54)	(61.1)
Filmed Entertainment	189	72	117	164.1
Theme Parks	343	316	27	8.6
Headquarters, other and eliminations	(169)	(145)	(24)	NM
Total operating income (loss) before depreciation and amortization	$1,250	$1,140	$110	9.6%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Cable Networks	$6,877	$6,520	$357	5.5%
Broadcast Television	4,893	6,203	(1,310)	(21.1)
Filmed Entertainment	4,004	3,778	226	6.0
Theme Parks	1,669	1,565	104	6.7
Headquarters, other and eliminations	(257)	(268)	11	NM
Total revenue	$17,186	$17,798	$(612)	(3.4)%

Operating income (loss) before depreciation and amortization
Cable Networks	$2,572	$2,408	$164	6.8%
Broadcast Television	205	268	(63)	(23.4)
Filmed Entertainment	291	(5)	296	NM
Theme Parks	747	708	39	5.6
Headquarters, other and eliminations	(421)	(444)	23	NM
Total operating income (loss) before depreciation and amortization	$3,394	$2,935	$459	15.6%

Cable Networks Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Distribution	$1,219	$1,157	$62	5.4%
Advertising	835	798	37	4.6
Content licensing and other	185	197	(12)	(6.5)
Total revenue	2,239	2,152	87	4.0
Operating costs and expenses
Programming and production	953	918	35	3.8
Other operating and administrative	313	318	(5)	(1.5)
Advertising, marketing and promotion	120	107	13	12.1
Total operating costs and expenses	1,386	1,343	43	3.2
Operating income before depreciation and amortization	$853	$809	$44	5.4%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Distribution	$3,679	$3,467	$212	6.1%
Advertising	2,629	2,520	109	4.3
Content licensing and other	569	533	36	6.7
Total revenue	6,877	6,520	357	5.5
Operating costs and expenses
Programming and production	2,945	2,797	148	5.3
Other operating and administrative	985	949	36	3.8
Advertising, marketing and promotion	375	366	9	2.5
Total operating costs and expenses	4,305	4,112	193	4.7
Operating income before depreciation and amortization	$2,572	$2,408	$164	6.8%

Cable Networks Segment—Revenue

Our Cable Networks revenue increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 due to increases in distribution and advertising revenue. The increases in distribution revenue for both periods were primarily due to increases in the contractual rates charged under distribution agreements. Advertising revenue increased 4.6% and 4.3% for the three and nine months ended September 30, 2013, respectively. Higher prices and volume of advertising units sold contributed to increases in the three and nine months ended September 30, 2013 of 7% and 10%, respectively. These increases were partially offset by continuing declines in audience ratings at some of our networks.

For the three and nine months ended September 30, 2013 and 2012, 13% of our Cable Networks segment revenue was generated from transactions with Comcast.

Cable Networks Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to increases in programming and production costs from our continued investment in original programming at certain of our cable networks and higher sports programming rights costs.

Broadcast Television Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Advertising	$1,104	$1,998	$(894)	(44.7)%
Content licensing	355	385	(30)	(7.6)
Other	185	407	(222)	(54.9)
Total revenue	1,644	2,790	(1,146)	(41.1)
Operating costs and expenses
Programming and production	1,194	2,278	(1,084)	(47.5)
Other operating and administrative	295	308	(13)	(4.8)
Advertising, marketing and promotion	121	116	5	4.3
Total operating costs and expenses	1,610	2,702	(1,092)	(40.4)
Operating income before depreciation and amortization	$34	$88	$(54)	(61.1)%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Advertising	$3,323	$4,393	$(1,070)	(24.3)%
Content licensing	1,048	1,173	(125)	(10.7)
Other	522	637	(115)	(18.1)
Total revenue	4,893	6,203	(1,310)	(21.1)
Operating costs and expenses
Programming and production	3,508	4,791	(1,283)	(26.8)
Other operating and administrative	879	869	10	1.1
Advertising, marketing and promotion	301	275	26	9.2
Total operating costs and expenses	4,688	5,935	(1,247)	(21.0)
Operating income before depreciation and amortization	$205	$268	$(63)	(23.4)%

Broadcast Television Segment—Revenue

Our Broadcast Television revenue decreased for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to our broadcast of the 2012 London Olympics in the prior year period. Excluding $1.2 billion of revenue associated with this event, Broadcast Television revenue increased 2.6% primarily due to an increase in other revenue from fees recognized under our retransmission consent agreements and higher advertising revenue.

Our Broadcast Television revenue decreased for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to our broadcasts of the 2012 Super Bowl and the 2012 London Olympics in the prior year period. Excluding $1.4 billion of revenue associated with these events, Broadcast Television revenue increased 2.9% primarily due to fees recognized under our retransmission consent agreements and higher advertising revenue, partially offset by lower content licensing revenue associated with the timing of licensing agreements.

Broadcast Television Segment—Operating Costs and Expenses

Operating costs and expenses decreased for the three months ended September 30, 2013 compared to the same period in 2012 due to lower programming and production costs associated with our broadcast of the 2012 London Olympics in the prior year period. Excluding $1.1 billion of operating costs and expenses associated with this event, operating costs and expenses remained relatively flat.

Operating costs and expenses decreased for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to lower programming and production costs associated with our broadcasts of the 2012 Super Bowl and the 2012 London Olympics in the prior year period. Excluding the impact of these events, operating costs and expenses increased primarily due to higher costs associated with our 2013 primetime schedule.

Filmed Entertainment Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Theatrical	$559	$410	$149	36.1%
Content licensing	379	368	11	3.1
Home entertainment	359	482	(123)	(25.6)
Other	103	95	8	8.6
Total revenue	1,400	1,355	45	3.3
Operating costs and expenses
Programming and production	720	816	(96)	(11.8)
Other operating and administrative	188	170	18	9.5
Advertising, marketing and promotion	303	297	6	2.5
Total operating costs and expenses	1,211	1,283	(72)	(5.7)
Operating income before depreciation and amortization	$189	$72	$117	164.1%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Theatrical	$1,425	$1,176	$249	21.1%
Content licensing	1,223	1,127	96	8.6
Home entertainment	1,069	1,179	(110)	(9.3)
Other	287	296	(9)	(3.2)
Total revenue	4,004	3,778	226	6.0
Operating costs and expenses
Programming and production	2,235	2,199	36	1.6
Other operating and administrative	519	469	50	10.5
Advertising, marketing and promotion	959	1,115	(156)	(13.9)
Total operating costs and expenses	3,713	3,783	(70)	(1.9)
Operating income (loss) before depreciation and amortization	$291	$(5)	$296	NM

Filmed Entertainment Segment—Revenue

Our Filmed Entertainment revenue increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to increases in theatrical revenue, partially offset by decreases in home entertainment revenue. The increases in theatrical revenue were primarily due to the strong performance of Despicable Me 2 in the current quarter, as well as Fast and Furious 6, Les Miserables, Identity Thief and Mama for the nine months ended September 30, 2013. The decreases in home entertainment revenue were primarily due to fewer releases in the current year periods. Content licensing revenue also increased for the nine months ended September 30, 2013 primarily due to the international licensing of our 2012 theatrical releases.

Filmed Entertainment Segment—Operating Costs and Expenses

Operating costs and expenses decreased for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to lower amortization of film costs, including films in production.

Operating costs and expenses decreased for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to lower advertising, marketing and promotion expenses associated with our 2013 theatrical releases. The decrease was partially offset by higher amortization of film costs and higher other operating and administrative expenses due to the realization of a receivable in the prior year period that was previously reserved for as uncollectible.

Theme Parks Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue	$661	$614	$47	7.9%
Operating costs and expenses	318	298	20	7.1
Operating income before depreciation and amortization	$343	$316	$27	8.6%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue	$1,669	$1,565	$104	6.7%
Operating costs and expenses	922	857	65	7.6
Operating income before depreciation and amortization	$747	$708	$39	5.6%

Theme Parks Segment—Revenue

Our Theme Parks revenue increased for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to an increase in per capita spending at our Orlando and Hollywood theme parks and higher guest attendance at our Orlando theme park following the launch of the Transformers attraction.

Our Theme Parks revenue increased for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to higher guest attendance at our Orlando and Hollywood theme parks, as well as an increase in per capita spending.

Theme Parks Segment—Operating Costs and Expenses

Theme Parks segment operating costs and expenses increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to additional costs at our Orlando and Hollywood theme parks associated with additional attractions as well as the increases in per capita spending and attendance.

Headquarters, Other and Eliminations

The change in operating income (loss) before depreciation and amortization for headquarters, other and eliminations for the three months ended September 30, 2013 compared to the same period in 2012 was primarily due to higher employee costs.

The change in operating income (loss) before depreciation and amortization for headquarters, other and eliminations for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to lower administrative expenses.

Consolidated Other Income (Expense) Items, Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2013	2012	2013	2012
Interest expense	$(129)	$(117)	$(386)	$(348)
Interest income	9	9	21	20
Equity in net income (losses) of investees, net	(132)	37	(105)	169
Other income (expense), net	(306)	1,061	(398)	1,034
Total	$(558)	$990	$(868)	$875

Interest Expense

Interest expense increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to the interest associated with our $2 billion aggregate principal amount of senior notes issued in October 2012, which was partially offset by the impact from the redemption of Universal Orlando’s senior and senior subordinated notes in November 2012.

Equity in Net Income (Losses) of Investees, Net

The changes in equity in net income (losses) of investees, net for the three and nine months ended September 30, 2013 compared to the same periods in 2012 were primarily due to $135 million of equity losses recorded in the current year periods that were associated with the application of the equity method of accounting for our investment in Hulu as well as lower equity earnings following the sale of our equity interest in A&E Television Networks LLC in August 2012. See Note 5 to our condensed consolidated financial statements for additional information on our investment in Hulu.

Other Income (Expense), Net

The changes in other income (expense), net for the three and nine months ended September 30, 2013 compared to the same periods in 2012 were primarily due to the $1 billion gain recorded in the prior year periods related to the sale of our investment in A&E Television Networks LLC, as well as an impairment of $236 million of our equity method investment in, and loans with, a regional sports cable network based in Houston, Texas, which was recorded in the current year periods.

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

Following the close of the Redemption Transaction, NBCUniversal Holdings is required to make quarterly payments to NBCUniversal Enterprise at an initial rate of 8.25% per annum on the $9.4 billion aggregate liquidation preference of NBCUniversal Holdings’ preferred units. On March 1, 2018, and thereafter on every fifth anniversary of such date, this rate will reset to 7.44% plus the yield on actively traded United States Treasury securities having a 5 year maturity. NBCUniversal Holdings has the right to redeem all of the preferred units during the 30 day period beginning on March 1, 2018, and NBCUniversal Enterprise has the right to cause NBCUniversal Holdings to redeem 15% of its preferred units during the 30 day period beginning on March 19, 2020. The price and units in a redemption initiated by either party will be based on the liquidation preference plus accrued but unpaid dividends and adjusted, in the case of an exercise of NBCUniversal Enterprise’s right, to the extent the equity value of NBCUniversal Holdings is less than the liquidation preference. Our cash flows are, and will continue to be, the primary source of funding for the required payments and any future redemption of the NBCUniversal Holdings preferred units.

Operating Activities

Components of Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2013	2012
Operating income	$2,349	$1,966
Depreciation and amortization	1,045	969
Operating income before depreciation and amortization	3,394	2,935
Noncash compensation	7	6
Changes in operating assets and liabilities	729	(167)
Cash basis operating income	4,130	2,774
Payments of interest	(262)	(235)
Payments of income taxes	(161)	(127)
Proceeds from investments and other	27	117
Net cash provided by operating activities	$3,734	$2,529

The changes in operating assets and liabilities for the nine months ended September 30, 2013 compared to the same period in 2012 were primarily related to the timing of receipts for our accounts receivable and payments of our accounts payable related to trade creditors, a decrease in film and television costs, and the timing of operating items associated with our broadcast of the 2012 London Olympics in the prior year period.

The decrease in proceeds from investments and other for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to a reduction in cash received from investees following the sale of our equity interest in A&E Television Networks LLC in August 2012.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 consisted primarily of our acquisitions of real estate properties, the issuance of a note receivable from Comcast and cash paid for capital expenditures. Our acquisitions of real estate properties included our purchases of the 30 Rockefeller Plaza properties in connection with the Redemption Transaction and of the property located at 10 Universal City Plaza, which is adjacent to Universal Studios in Hollywood, California. The increase in capital expenditures primarily related to our Theme Parks segment.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2013 consisted primarily of distributions to NBCUniversal Holdings and the effective settlement of the Station Venture liability. The distributions to NBCUniversal Holdings included $3.2 billion related to the Redemption Transaction, $585 million of tax distributions and $353 million to fund NBCUniversal Holdings’ required payments on its $9.4 billion aggregate liquidation preference of preferred units.

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

On March 19, 2013, as part of the Comcast cash management process, we and Comcast entered into a revolving credit agreement under which we can borrow up to $3 billion from Comcast and Comcast can borrow up to $3 billion from us. Amounts owed by Comcast to us under the revolving credit agreement, including accrued interest, are presented under the caption “note receivable from Comcast” in our condensed consolidated balance sheet. The revolving credit agreements bear interest at floating rates equal to the interest rate under the Comcast and Comcast Cable Communications, LLC revolving credit facility (the “Comcast revolving credit facility”). The interest rate on the Comcast revolving credit facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of September 30, 2013, the interest rate was 1.252% and the amount outstanding under the note receivable from Comcast was $981 million. As of September 30, 2013, the amount available to us for borrowings under the Comcast revolving credit agreement was $3 billion.

Cross-Guarantee Structure

On March 27, 2013, we, Comcast and four of Comcast’s wholly owned cable holding company subsidiaries (the “cable guarantors”) entered into a series of agreements and supplemental indentures to include us as a part of Comcast’s existing cross-guarantee structure. As members of the cross-guarantee structure, Comcast and the cable guarantors fully and unconditionally guarantee our public debt securities, and we fully and unconditionally guarantee all of Comcast’s and the cable guarantors’ public debt securities. As of September 30, 2013, we guaranteed $30 billion of outstanding debt securities of Comcast and the cable guarantors. We also fully and unconditionally guarantee the $6.25 billion Comcast revolving credit facility due 2017 of which no amounts were outstanding as of September 30, 2013.

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

We believe our judgments and related estimates associated with revenue recognition, accounting for film and television costs, the valuation and impairment testing of goodwill and indefinite-lived intangible assets and the valuation of our contractual obligations are critical in the preparation of our condensed consolidated financial statements. We performed our annual impairment testing of our goodwill and indefinite-lived intangible assets as of July 1, 2013 and no impairments were required.

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
101

The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, filed with the Securities and Exchange Commission on October 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President (Principal Accounting Officer)

Date: October 30, 2013